Form 10-Q
period 2007-06-30
SEANERGY MARITIME CORP.
filed 2007-11-07
CIK 1390707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from               to               .
Commission File Number: 001-33690
Seanergy Maritime Corp.
(Exact Name of Registrant as Specified in Its Charter)

Republic of Marshall Islands	98-0529217

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
10, Amfitheas Avenue
Athens, Greece
17564 P. Faliro

(Address of Principal Executive Offices including Zip Code)
30 210 9406900

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐     Accelerated Filer ☐      Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐
There were 28,600,000 shares of the Registrant’s common stock issued and outstanding as of November 2, 2007.

Explanatory Note

This Form 10-Q for the quarterly period ended June 30, 2007 is being timely filed in accordance with Rule 13a-13 under the Securities Exchange Act of1934, which allows timely filing of a quarterly report within 45 days of effectiveness of a registration statement. The Registration Statement of Seanergy Maritime Corp. with respect to its initial public offering was declared effective by the Securities and Exchange Commission on September 24, 2007.

Seanergy Maritime Corp. Index to Form 10-Q

ITEM 1. CONDENSED FINANCIAL STATEMENTS (Unaudited)
SEANERGY MARITIME CORP.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash	$126,909	$355,938
Prepaid expenses and other current assets	5,000	20,000

Total current assets	131,909	375,938
Deferred offering costs	961,412	256,253

Total assets	$1,093,321	$632,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses, principally legal fees	$615,569	$184,753
Accrued interest payable to shareholders	9,637	824
Due to shareholders	—	75,986
Notes payable to shareholders	450,986	350,000

Total current liabilities	1,076,192	611,563

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par value; authorized — 1,000,000 shares; issued — none	—	—
Common stock, $0.0001 par value; authorized — 89,000,000 shares; issued and outstanding — 5,500,000 shares at June 30, 2007 and 7,264,893 shares at December 31, 2006	550	726
Additional paid-in capital	24,450	24,274
Deficit accumulated during the development stage	(7,871)	(4,372)

Total shareholders’ equity	17,129	20,628

Total liabilities and shareholders’ equity	$1,093,321	$632,191

See accompanying notes to condensed financial statements

SEANERGY MARITIME CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Period from August 15, 2006 (Inception) to June 30, 2007 (Cumulative)

Operating expenses	$(405)	$(675)	$(5,251)
Interest income	2,213	5,989	7,017
Interest expense — shareholders	(4,497)	(8,813)	(9,637)

Net loss	$(2,689)	$(3,499)	$(7,871)

Net loss per common share — basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding — basic and diluted	5,500,000	5,997,290

See accompanying notes to condensed financial statements

SEANERGY MARITIME CORP.
(a corporation in the development stage)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Deficit Accumulated
	Common Stock		Additional Paid -	During the	Total Shareholders’
	Shares	Amount	in Capital	Development Stage	Equity

Balance, August 15, 2006 (Inception)	—	$—	$—	$—	$—
Sale of shares to founding shareholders at $0.0034 per share	7,264,893	726	24,274	—	25,000
Net loss for the period from August 15, 2006 (Inception) to December 31, 2006	—	—	—	(4,372)	(4,372)

Balance, December 31, 2006	7,264,893	726	24,274	(4,372)	20,628
Shares surrendered and cancelled	(1,764,893)	(176)	176	—	—
Net loss for the six months ended June 30, 2007	—	—	—	(3,499)	(3,499)

Balance, June 30, 2007 (Unaudited)	5,500,000	$550	$24,450	$(7,871)	$17,129

See accompanying notes to condensed financial statements

SEANERGY MARITIME CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

		Period from
		August 15,
	Six	2006
	Months	(Inception) to
	Ended	June 30,
	June 30,	2007
	2007	(Cumulative)

Cash flows from operating activities
Net loss	$(3,499)	$(7,871)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in —
Prepaid expenses	15,000	(5,000)
Increase (decrease) in —
Accrued expenses	(3,500)	—
Accrued interest payable to shareholders	8,813	9,637

Net cash provided by (used in) operating activities	16,814	(3,234)

Cash flows from financing activities
Proceeds from initial sale of common stock	—	25,000
Payments of offering costs	(270,843)	(345,843)
Proceeds of loans from shareholders	—	350,000
Advances from shareholders, net	25,000	100,986

Net cash provided by (used in) financing activities	(245,843)	130,143

Net increase (decrease) in cash	(229,029)	126,909
Cash at beginning of period	355,938	—

Cash at end of period	$126,909	$126,909

Cash paid for:
Interest	$—	$—

Income taxes	$—	$—

Supplemental disclosure of non-cash financing activity:
Increase in deferred and accrued offering costs	$430,816	$612,069

Shareholder advances converted to notes payable	$100,986	$100,986

Par value of common stock surrendered and cancelled	$176	$176

See accompanying notes to condensed financial statements

SEANERGY MARITIME CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007 (Unaudited) and December 31, 2006
1.	Basis of Presentation
     The condensed financial statements of Seanergy Maritime Corp. (the “Company”) at June 30, 2007, for the three months and six months ended June 30, 2007, and for the period from August 15, 2006 (inception) to June 30, 2007 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of its operations for the three months and six months ended June 30, 2007, and for the period from August 15, 2006 (inception) to June 30, 2007 (cumulative), and its cash flows for the six months ended June 30, 2007, and for the period from August 15, 2006 (inception) to June 30, 2007 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. Comparative financial statements for the periods ended June 30, 2006 have not been presented as the Company was not formed until August 15, 2006.
     The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements that were included in the Company’s Registration Statement on Form F-1, as filed with the Securities and Exchange Commission on September 24, 2007.
2.	Organization, Proposed Business Operations and Summary of Significant Accounting Policies
Nature of Operations
     Seanergy Maritime Corp. (the “Company”) was incorporated in the Marshall Islands on August 15, 2006, originally under the name Seanergy Maritime Acquisition Corp., as a blank check company formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the maritime shipping industry or related industries. The Company changed its name to Seanergy Maritime Corp. on February 20, 2007.
     At June 30, 2007, the Company had not yet commenced any business operations and is therefore considered a “corporation in the development stage”. All activity through June 30, 2007 relates to the Company’s formation and the proposed initial public offering, as described below. The Company has selected December 31 as its fiscal year-end.
     The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a private placement in accordance with Regulation S under the Securities Act of 1933, as amended (“Private Placement”) and a public offering (“Public Offering”, and together with the Private Placement, the “Offerings”) which are discussed in Note 2. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offerings, although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with an operating company. As used herein, a “target business” shall include one or more operating businesses or assets in the maritime shipping industry, or related industries, or a combination thereof, and a “business combination” shall mean the acquisition by the Company of such a target business. There can be no assurances that the Company will be able to successfully effect a business combination.
     On September 28, 2007, the closing date of the Offerings, $231,000,000 was placed in a trust account at Deutsche Bank Trust Company Americas maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee (“Trust Account”). This amount includes the net proceeds of the Offerings, and $5,362,500 of contingent underwriting compensation to be paid to the underwriters, if and only if, a business combination is consummated. The funds in the Trust Account will be invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Trust Account as part of a plan of dissolution and liquidation approved by the Company’s shareholders.
Cash Equivalents and Concentrations of Credit Risk
     The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
     The Company maintains its non-trust cash and cash equivalent accounts with a financial institution located in Greece. The balances in such accounts are insured by the Central Bank of Greece up to 20,000 Euros (approximately $27,000 at June 30, 2007). At June 30, 2007, the Company’s uninsured non-trust cash balance amounted to approximately $100,000.
     The Company maintains its cash and cash equivalent accounts held in trust with a financial institution located in the United States. Such cash and cash equivalents held in trust, at times, may exceed federally insured limits. The Company maintains its cash and cash equivalents held in trust with financial institutions with high credit ratings.
Share-Based Payments
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS 123R”). SFAS 123R requires all share-based payments, including grants of employee stock options to employees, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123R on August 15, 2006 (inception) and it expects that its adoption could have a material impact on its financial statements to the extent that the Company grants stock-based compensation in future periods.
Recent Accounting Pronouncements
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted account principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS 107. SFAS 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company is currently assessing the potential effect of SFAS 159 on its financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.
     Except for the aforementioned accounting standards, management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Adoption of New Accounting Policy
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements.
Loss Per Common Share
     Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Basic and diluted loss per common share are the same because the Company has no dilutive securities outstanding.
Income Taxes
     The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes.
     For United States federal income tax purposes, the Company has elected to be classified as a partnership effective January 1, 2007. The Company plans to make quarterly distributions of interest income earned on the trust account to its Public Shareholders on a pro rata basis (see Note 3). The Company anticipates that substantially all of the funds in the trust account will be invested in tax exempt money market accounts that will generate income which generally should be exempt from United States federal income tax.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Fair Value of Financial Instruments
     The carrying amounts of cash, prepaid expenses, accounts payable, accrued expenses, due to shareholders and notes payable to shareholders approximate their respective fair values, due to the short-term nature of these items and/or the current interest rates payable in relation to current market conditions.
Foreign Currency Translation
     The Company’s reporting currency is the United States dollar. Although the Company maintains a cash account with a bank in Greece, it is denominated in United States dollars, and most of the Company’s expenditures have been and are expected to continue to be denominated in United States dollars. Accordingly, the Company has designated its functional currency as the United States dollar.
     For amounts not initially designated in United States dollars, asset and liability accounts are translated using the exchange rate in effect at the balance sheet date, and statement of operations accounts are translated using the average exchange rate for each quarterly reporting period.
     Gains or losses resulting from translation adjustments, to the extent material, will be included in other income (expense) in the statement of operations.
3.	Private Placement and Public Offering
     On September 28, 2007, the Company, pursuant to its Public Offering, sold 23,100,000 units at a price of $10.00 per unit. Each unit consisted of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.50 per share commencing the later of the completion of a business combination with a target business or one year from the effective date of the Public Offering and expires on September 28, 2011, four years from the date of the offering prospectus. The warrants will be redeemable at a price of $0.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to date on which notice of redemption is given. Pursuant to the terms of the warrant agreement governing the warrants, in no event will a warrant holder be entitled to receive a net-cash settlement in lieu of physical settlement in shares of common stock in the event that the Company is not in compliance with its obligation to register and maintain a current registration statement under the Securities Act of 1933, as amended, with respect to the underlying shares of common stock. Accordingly, the warrants may never be redeemed and could expire unexercised since a valid registration statement covering the underlying shares of common stock is required in either case, because there is no net-cash settlement.
     On September 24, 2007, the Company engaged Maxim Group LLC (“Maxim”) to act as the Company’s exclusive financial advisor, lead or managing underwriter and/or book runner and investment banker in connection with the Public Offering described above. The agreement called for the Company to offer for public sale up to 22,000,000 units at a maximum price of $10.00 per unit, and provided that an additional 3,300,000 units may be issued on exercise of a 45-day option to cover any over-allotments. On September 28, 2007, the option with respect to 1,100,000 units was exercised, resulting in a balance of 2,200,000 units still under option for the remainder of the 45-day period.
     The Company agreed to pay the underwriters in the Public Offering an underwriting discount of 3.75% of the gross proceeds and upon the consummation of a business combination the underwriters will receive an additional contingent underwriting discount equal to 2.25% of the gross proceeds. In the event of the exercise of the over-allotment option, the underwriters are to receive with respect to the over-allotment units, an underwriting discount of 2.25% of the gross proceeds and upon the consummation of a business combination the underwriters will receive an additional contingent underwriting discount equal to 3.75% of the gross proceeds. With respect to the 23,100,000 shares sold on September 28, 2007, including 1,100,000 in over-allotment shares, the total contingent underwriting discount was $5,362,500.
     Pursuant to the underwriting agreement, the Company also paid a 1.0% non-accountable expense allowance, and issued a unit purchase option to Maxim, for $100, to purchase up to a total of 1,000,000 units at $12.50 per unit. Pursuant to the terms of the unit purchase option, under no circumstances will the Company be required to net-cash settle the exercise of the Unit Purchase Option or the underlying warrants. This would be applicable in the event that the Company is not in compliance with its obligation to register and maintain a current registration statement under the Securities Act of 1933, as amended, with respect to the underlying shares of common stock. Accordingly the underlying warrants may never be redeemed and could expire unexercised as a current registration statement covering the underlying shares of common stock is required in either case. Because there is no net-cash settlement, the Company accounted for the fair value of the unit purchase option, inclusive of the receipt of the $100 cash payment, as a cost of the Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of this unit purchase option is approximately $7,390,000 ($7.39 per unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to Maxim is estimated as of the date of grant using the following assumptions: (1) expected volatility of 100.0%, (2) risk-free interest rate of 5.0% and (3) expected life of 5 years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying warrants and the market price of the units and underlying securities) to exercise the unit purchase option without the payment of any cash. The warrants underlying such units will be exercisable at $6.50 per share.
     On September 28, 2007, the closing date of the Offerings, $231,000,000, or 100% of the proceeds of the Public Offering, including $5,362,500 of contingent underwriting compensation which will be paid to Maxim if a business combination is consummated, but which will be forfeited in part if the public shareholders elect to have their shares redeemed for cash and in full if a business combination is not consummated, was placed in a trust account at Deutsche Bank Trust Company Americas maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee (“Trust Account”), and invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Company. In the event that the over-allotment option was to have been exercised in full, the first quarterly interest distribution to the public shareholders following the closing of the over-allotment was to have been reduced by up to $742,500 to permit the Company to draw from the interest earned on the proceeds in the Trust Account up to an aggregate of $742,500 to replace up to $742,500 of the costs and expenses incurred and paid in connection with the exercise of the over-allotment option, in order to ensure that at all times there is a minimum of $10.00 per unit held in the Trust Account. As of September 28, 2007, one-third of the over-allotment option had been exercised; accordingly, as of September 28, 2007, the Company is only permitted to draw one-third of the $742,500, or $247,500, from the interest earned on the proceeds in the Trust Account. The expenses that the Company may incur prior to consummation of a business combination may only be paid from the net proceeds of the Public Offering and the Private Placement not held in the Trust Account, which will initially be $3,000,000, subject to the Company’s ability to draw down an aggregate of up to an additional $742,500 of interest earned on the Trust Account as described above.
     On September 28, 2007, and prior to the consummation of the Public Offering described above, all of the Company’s executive officers purchased from the Company an aggregate of 16,016,667 warrants at $0.90 per warrant in a Private Placement. All insider warrants issued in the Private Placement are identical to the warrants in the units sold in the Public Offering, except that: (i) subject to certain limited exceptions, none of the warrants are transferable or salable until after the Company completes a business combination; (ii) the warrants are not subject to redemption if held by the initial holders thereof; and (iii) the warrants may be exercised on a cashless basis if held by the initial holders thereof. A portion of the proceeds from the sale of these insider warrants has been added to the proceeds from the Public Offering held in the Trust Account pending the completion of the Company’s initial business combination, with the balance held outside the Trust Account to be used for working capital purposes. No placement fees were payable on the warrants sold in the Private Placement. The sale of the warrants to management did not result in the recognition of any stock-based compensation expense because they were sold at approximate fair market value.
     After the Company signs a definitive agreement for the acquisition of a target business, it will submit such transaction for shareholder approval. In the event that public shareholders owning 35.0% or more of the outstanding stock sold in the offerings vote against the business combination and elect to have the Company redeem their shares for cash, the business combination will not be consummated. All of the Company’s shareholders prior to the offerings, including all of the officers and directors of the Company (“Initial Shareholders”), have agreed to vote their 5,500,000 founding shares of common stock in accordance with the vote of the majority of shares purchased in the Public Offering with respect to any business combination and to vote any shares they acquire in the Public Offering, or in the aftermarket, in favor of the business combination. After consummation of the Company’s first business combination, all of these voting safeguards will no longer be applicable.
     With respect to the first business combination which is approved and consummated, any holder of shares sold in the Public Offering, other than the Initial Shareholders and their nominees (the “Public Shareholders”), who vote against the business combination may demand that the Company redeem their shares. The per share redemption price will equal $10.00 per share (inclusive of a pro rata portion of the contingent underwriting compensation of $0.225 per share). Accordingly, Public Shareholders holding up to one share less than 35.0% of the aggregate number of shares sold in the offerings, or 8,084,999 shares, may seek redemption of their shares in the event of a business combination.
     On September 24, 2007, the Company amended its Amended and Restated Articles of Incorporation and filed its Second Amended and Restated Articles of Incorporation to provide for mandatory liquidation of the Company on September 28, 2009. A proposal to amend this provision may only be submitted to shareholders in connection with any proposed Business Combination pursuant to the terms of the Second Amended and Restated Articles of Incorporation.
4.	Deferred Offering Costs
     Deferred offering costs, which consist principally of legal fees and other fees and costs incurred through the balance sheet date that are related to the Offerings, will be charged to equity upon the receipt of the capital raised.
5.	Notes Payable and Due to Shareholders
     On December 14, 2006, the Company issued a series of unsecured promissory notes totaling $350,000 to its Initial Shareholders. The notes bear interest at the rate of 4.0% per annum and were due and payable on the earlier of (i) December 14, 2007 or (ii) the date on which the Company consummated an initial public offering of its securities. The notes, including related accrued interest of $11,219, were paid in full on September 28, 2007.
     Prior to December 31, 2006, three of the Company’s Initial Shareholders had advanced a total of $75,986 in cash and other expenditures to the Company on a non-interest bearing basis. On January 5, 2007, an additional $25,000 was similarly advanced. On January 12, 2007, these advances were converted to unsecured promissory notes bearing interest at the rate of 4.0% per annum and made due and payable on the earlier of (i) January 12, 2008 or (ii) the date on which the Company consummated an initial public offering of its securities. The notes, including related accrued interest of $2,867, were paid in full on September 28, 2007.
6.	Common Stock
     The Company is authorized to issue 89,000,000 shares of its common stock with a par value $0.0001 per share. On October 31, 2006, the Company’s Initial Shareholders subscribed to 7,264,893 shares of common stock for a total of $25,000. All subscriptions were paid in full in November 2006.
     On February 20, 2007, an aggregate of 1,764,893 shares of common stock were surrendered to the Company for cancellation by the Initial Shareholders on a pro rata basis, thus reducing the common shares outstanding on such date to 5,500,000 shares.
     On July 6, 2007, the Company approved a resolution to effect a one and one-half-for-one stock split in the form of a stock dividend, which resulted in the issuance of an additional 1,250,000 shares of the Company’s common stock to its shareholders; on August 6, 2007, the Company approved a resolution to effect a one and one-third-for-one stock split in the form of a stock dividend which resulted in the issuance of an additional 1,250,000 shares of the Company’s common stock to its shareholders; and on September 24, 2007, the Company approved a resolution to effect a one and one-tenth-for-one stock split in the form of a stock dividend which resulted in the issuance of an additional 500,000 shares of the Company’s common stock to its shareholders. The Company’s financial statements and footnotes thereto give retroactive effect to all such stock splits.
7.	Preferred Stock
     The Company is authorized to issue 1,000,000 shares of preferred stock with a par value $0.0001 per share, with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

8.	Commitments and Contingencies
     On June 21, 2006, the Company engaged Maxim, on a non-exclusive basis, as its agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the representative for bona fide services rendered a commission equal to 5.0% of the exercise price for each warrant exercised more than one year after the date of the Public Offering if the exercise was solicited by the underwriters.
     The Company will not proceed with a business combination if Public Shareholders owning 35.0% or more of the shares sold in the Public Offering vote against the business combination and exercise their redemption rights. Accordingly, the Company may effect a business combination if Public Shareholders owning up to one share less than 35.0% of the aggregate shares sold in the Public Offering exercise their redemption rights. If this occurred, the Company would be required to redeem for cash up to 8,084,999 shares of common stock, at an expected initial per share redemption price of $10.00. However, the ability of shareholders to receive $10.00 per unit is subject to any valid claims by the Company’s creditors which are not covered by amounts held in the Trust Account or the indemnities provided by the Company’s officers and directors. The expected redemption price per share is greater than each shareholder’s initial pro rata share of the Trust Account of approximately $9.775 per share. Of the excess redemption price, approximately $0.225 per share represents a portion of the underwriters’ contingent fee, which they have agreed to forego for each share that is redeemed. Accordingly, the total deferred underwriting compensation payable to the underwriters in the event of a business combination will be reduced by approximately $0.225 for each share that is redeemed. The balance will be paid from proceeds held in the Trust Account, which are payable to the Company upon consummation of a business combination. Even if less than 35.0% of the shareholders exercise their redemption rights, the Company may be unable to consummate a business combination if such redemption leaves the Company with funds representing less than a fair market value at least equal to 80.0% of the amount in the Trust Account (excluding any funds held for the benefit of the underwriters and Maxim) at the time of such acquisition, which amount is required as a condition to the consummation of the Company’s initial business combination, and the Company may be forced to find additional financing to consummate such a business combination, consummate a different business combination or liquidate.
     The Company has agreed to pay to Balthellas Chartering S.A., a company controlled by Panagiotis Zafet, the Company’s Co-Chairman of the Board of Directors and Chief Executive Officer, and Simon Zafet, the Company’s Chief Operating Officer and a director, $7,500 per month for 24 months, for office space and reimbursement of general and administrative expenses, commencing on the date of the Public Offering and terminating upon the date the Company consumates a business combination or liquidates.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors” in our registration statement on Form F-1 declared effective September 24, 2007. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.
Overview
     We were formed on August 15, 2006 to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses that supports the process of bringing energy, in the form of crude oil, natural and liquefied petroleum gas, and refined and specialized products (such as petrochemicals), from production to final consumption throughout the world. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of the amount in the Trust Account (excluding any funds held for the benefit of the underwriters and Maxim Group LLC) at the time of such acquisition. We intend to utilize cash derived from the proceeds of our recently completed initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.
Recent Accounting Pronouncements
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted account principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS 107. SFAS 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company is currently assessing the potential effect of SFAS 159 on its financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.
     Except for the aforementioned accounting standards, management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Adoption of New Accounting Policy
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements.
Critical Accounting Policies and Estimates
     The Company prepared the financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.
     The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Income Taxes
     The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes.
     For United States federal income tax purposes, the Company has elected to be classified as a partnership effective January 1, 2007. The Company plans to make quarterly distributions of interest income earned on the trust account to its Public Shareholders on a pro rata basis (see Note 3). The Company anticipates that substantially all of the funds in the trust account will be invested in tax exempt money market accounts that will generate income which generally should be exempt from United States federal income tax.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Results of Operations
Three Months Ended June 30, 2007
     We incurred a net loss of $2,689 for the three-month period ended June 30, 2007. The net loss consisted of $405 of operating expenses and $4,497 of interest expense, reduced by interest income of $2,213. The Company was formed on August 15, 2006, and therefore had no operations during the three months ended June 30, 2006.
Six Months Ended June 30, 2007
     We incurred a net loss of $3,499 for the six-month period ended June 30, 2007. The net loss consisted of $675 of operating expenses and $8,813 of interest expense, reduced by interest income of $5,989. The Company was formed on August 15, 2006, and therefore had no operations during the six months ended June 30, 2006.

Liquidity and Capital Resources
     On September 28, 2007, and prior to the consummation of the Public Offering described above, all of the Company’s executive officers purchased from the Company an aggregate of 16,016,667 warrants at $0.90 per warrant in a Private Placement. On September 28, 2007, we consummated our initial public offering of 23,100,000 units, which included 1,100,000 units exercised as part of the underwriters’ over-allotment option. Each unit in the private placement and the public offering consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.50.
     On September 28, 2007, the closing date of our public offering, $231,000,000, or 100% of the proceeds of the Public Offering, including $5,362,500 of contingent underwriting compensation which will be paid to Maxim if a business combination is consummated, but which will be forfeited in part if the public shareholders elect to have their shares redeemed for cash and in full if a business combination is not consummated, was placed in the Trust Account at Deutsche Bank Trust Company maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee. The funds in the Trust Account will be invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Trust Account as part of a plan of dissolution and liquidation approved by the Company’s stockholders.
     We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used to finance the operations of the target business. In the event that the over-allotment option was to have been exercised in full, the first quarterly interest distribution to the public shareholders following the closing of the over-allotment was to have been reduced by up to $742,500 to permit the Company to draw from the interest earned on the proceeds in the Trust Account up to an aggregate of $742,500 to replace up to $742,500 of the costs and expenses incurred and paid in connection with the exercise of the over-allotment option, in order to ensure that at all times there is a minimum of $10.00 per unit held in the Trust Account. As of September 28, 2007, one-third of the over-allotment option had been exercised; accordingly, as of September 28, 2007, the Company is only permitted to draw one-third of the $742,500, or $247,500, from the interest earned on the proceeds in the Trust Account. The expenses that the Company may incur prior to consummation of a business combination may only be paid from the net proceeds of the Public Offering and the Private Placement not held in the Trust Account, which will initially be $3,000,000, subject to the Company’s ability to draw down an aggregate of up to an additional $742,500 of interest earned on the Trust Account as described above. We believe that the working capital available to us, in addition to the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time, we have estimated that the $3,000,000 shall be allocated approximately as follows: $670,000 for working capital and reserves (including finders’ fees, consulting fees or other similar compensation, potential deposits, down payments, franchise taxes or funding of a “no-shop” provision with respect to a particular business combination and the costs of dissolution, if any); $7,500 per month in connection with a consulting agreement we entered into on September 28, 2007; $600,000 for legal, accounting and other expenses attendant to the structuring and negotiation of a business combination; $70,000 with respect to legal and accounting fees relating to our SEC reporting obligations; $700,000 for due diligence, identification and research of prospective target business and reimbursement of out of pocket due diligence expenses to management; $150,000 for director and officer liability insurance premiums; and $630,000 for expenses incurred in connection with quarterly interest distributions to our public stockholders and related administrative and professional costs in connection with election to be classified as a partnership for United States Federal income tax purposes.

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.
ITEM 4. CONTROLS AND PROCEDURES
     An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007, was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 5. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On September 28, 2007, and prior to the consummation of the Public Offering described above, all of the Company’s executive officers purchased from the Company an aggregate of 16,016,667 warrants at $0.90 per warrant in a Private Placement. On September 28, 2007, we consummated our initial public offering of 23,100,000 units, which included 1,100,000 units exercised as part of the underwriters’ over-allotment option. Each unit in the public offering consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.50. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $231,000,000. Maxim Group LLC acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on registration statements on Form F-1 (Nos. 333-144436 and 333-146281). The Securities and Exchange Commission declared the registration statement effective on September 24, 2007.
     We incurred a total of $16,060,000 in underwriting discounts and commissions, and $1,907,037 of expenses related to the public offering (including the over-allotment) and private placement.
     After deducting the underwriting discounts and commissions, and the offering expenses (excluding $5,362,500 in underwriting discounts and commissions for which the payment was deferred), the total net proceeds to us from the offering and, the private placement was $232,810,463. $231,000,000 is being held in a trust account and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the trust account as described below. The amount in the Trust Account includes $5,362,500 of contingent underwriting compensation which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. The remaining proceeds in the amount of $1,810,463 may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
     The net proceeds deposited in the Trust Account remain on deposit in the Trust Account earning interest. We had no funds in trust as of June 30, 2007.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of the Chief Financial Officer and (Principal Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEANERGY MARITIME CORP.
November 7, 2007	By:	/s/ Panagiotis Zafet
Panagiotis Zafet
Chief Executive Officer and Co-Chairman of the Board