Form 10-Q
period 2007-09-30
SEANERGY MARITIME CORP.
filed 2007-11-14
CIK 1390707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to                .
Commission File Number: 001-33690
Seanergy Maritime Corp.
(Exact Name of Registrant as Specified in Its Charter)

Republic of Marshall Islands	98-0529217

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
There were 28,600,000 shares of the Registrant’s common stock issued and outstanding as of November 13, 2007.

Seanergy Maritime Corp. Index to Form 10-Q

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEANERGY MARITIME CORP.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,634,111	$355,938
Cash held in trust	231,000,000	—
Prepaid expenses and other current assets	18,721	20,000

Total current assets	233,652,832	375,938
Deferred offering costs	—	256,253

Total assets	$233,652,832	$632,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses, principally legal fees	$442,828	$184,753
Accrued offering costs and placement fees	5,362,500	—
Accrued interest payable to shareholders	—	824
Due to shareholders	—	75,986
Notes payable to shareholders	—	350,000

Total current liabilities	5,805,328	611,563

Common stock subject to possible redemption – 8,084,999 shares at redemption value	80,849,990	—

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par value; authorized – 1,000,000 shares; issued — none	—	—
Common stock, $0.0001 par value; authorized – 89,000,000 shares; issued and outstanding – 28,600,000 shares, inclusive of 8,084,999 shares subject to possible redemption, at September 30, 2007 and 7,264,893 shares at December 31, 2006	2,860	726
Additional paid-in capital	147,022,588	24,274
Deficit accumulated during the development stage	(27,934)	(4,372)

Total shareholders’ equity	146,997,514	20,628

Total liabilities and shareholders’ equity	$233,652,832	$632,191

See accompanying notes to condensed financial statements.

SEANERGY MARITIME CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

				Period from
			Period from	August 15,
			August 15,	2006
	Three Months	Nine Months	2006	(Inception) to
	Ended	Ended	(Inception) to	September 30,
	September 30,	September 30,	September 30,	2007
	2007	2007	2006	(Cumulative)
Operating expenses	$(16,736)	$(17,410)	$(950)	$(21,987)
Interest income	1,121	7,109	—	8,138
Interest expense — shareholders	(4,448)	(13,261)	—	(14,085)

Net loss	$(20,063)	$(23,562)	$(950)	$(27,934)

Net loss per common share — basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding — basic and diluted	6,253,261	6,077,087	7,264,893

See accompanying notes to condensed financial statements.

SEANERGY MARITIME CORP.
(a corporation in the development stage)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

				Deficit
				Accumulated
				During the	Total
			Additional	Development	Shareholders’
	Common Stock		Paid-in Capital	Stage	Equity
	Shares	Amount
Balance, August 15, 2006 (Inception)	—	$—	$—	$—	$—
Sale of shares to founding shareholders at $0.0034 per share	7,264,893	726	24,274	—	25,000
Net loss for the period from August 15, 2006 (Inception) to December 31, 2006	—	—	—	(4,372)	(4,372)

Balance, December 31, 2006	7,264,893	726	24,274	(4,372)	20,628
Shares surrendered and cancelled	(1,764,893)	(176)	176	—	—
Sale of shares and warrants in private placement and public offering, net of offering costs of $17,964,662	23,100,000	2,310	227,448,028	—	227,450,338
Sale of underwriter’s purchase option	—	—	100	—	100
Capital contributed by founding shareholders	—	—	400,000	—	400,000
Shares reclassified to “Common stock subject to mandatory redemption”	—	—	(80,849,990)	—	(80,849,990)
Net loss for the nine months ended September 30, 2007	—	—	—	(23,562)	(23,562)

Balance, September 30, 2007 (Unaudited)	28,600,000	$2,860	$147,022,588	$(27,934)	$146,997,514

See accompanying notes to condensed financial statements.

SEANERGY MARITIME CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

			Period from
		Period from	August 15, 2006
	Nine Months	August 15, 2006	(Inception) to
	Ended	(Inception) to	September 30,
	September 30,	September 30,	2007
	2007	2006	(Cumulative)
Cash flows from operating activities:
Net loss	$(23,562)	$(950)	$(27,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in —
Prepaid expenses	1,279	(50,000)	(18,721)
Increase (decrease) in —
Accounts payable and accrued expenses	10,291	—	13,791
Accrued interest payable to shareholders	(824)	—	—

Net cash used in operating activities	(12,816)	(50,950)	(32,864)

Cash flows from investing activities:
Increase in cash held in trust	(231,000,000)	—	(231,000,000)

Net cash used in investing activities	(231,000,000)	—	(231,000,000)

Cash flows from financing activities:
Proceeds from initial sale of common stock	—	—	25,000
Gross proceeds from private placement	14,415,000	—	14,415,000
Gross proceeds from public offering	231,000,000	—	231,000,000
Payments of offering costs	(11,698,125)	(25,000)	(11,773,125)
Proceeds from underwriter’s purchase option	100	—	100
Proceeds of loans from shareholders	—	—	350,000
Repayment of stockholder loans	(450,986)	—	(450,986)
Advances from stockholder, net	25,000	75,950	100,986

Net cash provided by financing activities	233,290,989	50,950	233,666,975

Net increase in cash	2,278,173	—	2,634,111
Cash at beginning of period	355,938	—	—

Cash at end of period	$2,634,111	$—	$2,634,111

Cash paid for:
Interest	$14,086	$—	$14,086

Income taxes	$—	$—	$—

Supplemental disclosure of non-cash financing activity:
Capital contributed by founding shareholders in the form of legal fees paid	$400,000	$—	$400,000

Increase in accrued offering costs and placement fees	$5,610,284	$—	$5,791,537

Shareholder advances converted to notes payable	$100,986	$—	$100,986

Common stock subject to possible redemption	$84,849,990	$—	$80,849,990

Par value of common stock surrendered and cancelled	$176	$—	$176

Fair value of unit purchase option issued to underwriters	$7,390,000	$—	$7,390,000

See accompanying notes to condensed financial statements.

SEANERGY MARITIME CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007
1. Basis of Presentation
     The condensed financial statements of Seanergy Maritime Corp. (the “Company”) at September 30, 2007, for the three months and nine months ended September 30, 2007, for the period August 15, 2006 (inception) to September 30, 2006, and for the period from August 15, 2006 (inception) to September 30, 2007 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of its operations for the three months and nine months ended September 30, 2007, for the period August 15, 2006 (inception) to September 30, 2006, and for the period from August 15, 2006 (inception) to September 30, 2007 (cumulative), and its cash flows for the nine months ended September 30, 2007, for the period August 15, 2006 (inception) to September 30, 2006, and for the period from August 15, 2006 (inception) to September 30, 2007 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. Comparative financial statements for the periods ended September 30, 2006 reflect the results of operations and cash flows for the period August 15, 2006 (inception) to September 30, 2006. The condensed balance sheet at December 31, 2006 has been derived from the Company’s audited financial statements.
     The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements that were included in the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 4, 2007, and the Company's Registration Statement on Form F-1, as filed with the Securities and Exchange Commission on September 24, 2007.
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
     At September 30, 2007, the Company had not yet commenced any business operations and is therefore considered a “corporation in the development stage”. All activity through September 30, 2007 relates to the Company’s formation and the proposed initial public offering, as described below. The Company has selected December 31 as its fiscal year-end.
     The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a private placement in accordance with Regulation S under the Securities Act of 1933, as amended (“Private Placement”) and a public offering (“Public Offering”, and together with the Private Placement, the “Offerings”) which are discussed in Note 3. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offerings, although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with an operating company. As used herein, a “target business” shall include one or more operating businesses or assets in the maritime shipping industry, or related industries, or a combination thereof, and a “business combination” shall mean the acquisition by the Company of such a target business. There can be no assurances that the Company will be able to successfully effect a business combination.
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
     The Company maintains its non-trust cash and cash equivalent accounts with a financial institution located in Greece. The balances in such accounts are insured by the Central Bank of Greece up to 20,000 Euros (approximately $28,300 at September 30, 2007). At September 30, 2007, the Company’s uninsured non-trust cash balance amounted to approximately $2,605,800.
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
     Warrants entitling the holders thereof to acquire 41,116,667 shares of common stock that have been excluded from the calculation of diluted loss per share at September 30, 2007 due to their anti-dilutive effect.
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
Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, cash held in trust, prepaid expenses, accounts payable, accrued expenses, due to shareholders and notes payable to shareholders approximate their respective fair values, due to the short-term nature of these items and/or the current interest rates payable in relation to current market conditions.
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
4. Deferred Offering Costs
     Deferred offering costs, which consist principally of legal fees and other fees and costs incurred through the balance sheet date that are related to the Offerings, were charged to additional paid-in capital upon the receipt of the capital raised.

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
     On September 28, 2007, the Initial Shareholders contributed $400,000 to the capital of the Company in the form of legal fees paid on the Company’s behalf.
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
     The Company has agreed to pay to Balthellas Chartering S.A., a company controlled by Panagiotis Zafet, the Company’s Co-Chairman of the Board of Directors and Chief Executive Officer, and Simon Zafet, the Company’s Chief Operating Officer and a director, $7,500 per month for 24 months, for office space and reimbursement of general and administrative expenses, commencing on the date of the Public Offering and terminating upon the date the Company consummates a business combination or liquidates.
     On May 23, 2007, the Company entered into a seven month agreement, automatically renewable for an additional one year, for investor relations and financial media support services for a minimum monthly fee of $4,000 before a business combination, or $7,000 after a business combination.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our Registration Statement on Form F-1 declared effective on September 24, 2007. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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
Results of Operations
Three Months ended September 30, 2007
     We incurred a net loss of $20,063 for the three-month period ended September 30, 2007. The net loss consisted of $16,736 of operating expenses and $4,448 of interest expense, reduced by interest income of $1,121.

     Until we enter into a business combination, we will not generate operating revenues. For the three months ended September 30, 2007, we incurred operating expenses of $16,736, which consisted primarily of professional fees.
     For the period August 15, 2006 (inception) to September 30, 2006, we incurred operating expenses of $950, which consisted of formation costs.
Nine Months ended September 30, 2007
     We incurred a net loss of $23,562 for the nine-month period ended September 30, 2007. The net loss consisted of $17,410 of operating expenses and $13,261 of interest expense, reduced by interest income of $7,109.
     Until we enter into a business combination, we will not generate operating revenues. For the nine months ended September 30, 2007, we incurred operating expenses of $17,410, which consisted primarily of professional fees.
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
     The Company will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used to finance the operations of the target business. In the event that the over-allotment option was to have been exercised in full, the first quarterly interest distribution to the public shareholders following the closing of the over-allotment was to have been reduced by up to $742,500 to permit the Company to draw from the interest earned on the proceeds in the Trust Account up to an aggregate of $742,500 to replace up to $742,500 of the costs and expenses incurred and paid in connection with the exercise of the over-allotment option, in order to ensure that at all times there is a minimum of $10.00 per unit held in the Trust Account. As of September 28, 2007, one-third of the over-allotment option had been exercised; accordingly, as of September 28, 2007, the Company is only permitted to draw one-third of the $742,500, or $247,500, from the interest earned on the proceeds in the Trust Account. The expenses that the Company may incur prior to consummation of a business combination may only be paid from the net proceeds of the Public Offering and the Private Placement not held in the Trust Account, which will initially be $3,000,000, subject to the

Company’s ability to draw down an aggregate of up to an additional $742,500 of interest earned on the Trust Account as described above. We believe that the working capital available to us, in addition to the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time, we have estimated that the $3,000,000 shall be allocated approximately as follows: $670,000 for working capital and reserves (including finders’ fees, consulting fees or other similar compensation, potential deposits, down payments, franchise taxes or funding of a “no-shop” provision with respect to a particular business combination and the costs of dissolution, if any); $7,500 per month in connection with a consulting agreement we entered into on September 28, 2007; $600,000 for legal, accounting and other expenses attendant to the structuring and negotiation of a business combination; $70,000 with respect to legal and accounting fees relating to our SEC reporting obligations; $700,000 for due diligence, identification and research of prospective target business and reimbursement of out of pocket due diligence expenses to management; $150,000 for director and officer liability insurance premiums; and $630,000 for expenses incurred in connection with quarterly interest distributions to our public stockholders and related administrative and professional costs in connection with election to be classified as a partnership for United States Federal income tax purposes.
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
ITEM 4. CONTROLS AND PROCEDURES
     An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007, was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SEANERGY MARITIME CORP.
November 14, 2007	By:	/s/ Panagiotis Zafet
Panagiotis Zafet
Chief Executive Officer and Co-Chairman of the Board