Form 10-K
period 2007-12-31
SEANERGY MARITIME CORP.
filed 2008-03-31
CIK 1390707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission File No.: 001-33690

Seanergy Maritime Corp.
Name of issuer as specified in its charter)

Republic of the Marshall Islands	98-0529217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Amfitheas Avenue
Athens, Greece
17564 P. Faliro
(address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:
302109406900

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value
(Title of Class)

Common Stock Purchase Warrants
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑     No ☐
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer was $222,948,116 based upon the closing price of Issuer’s Common Stock, $0.0001 par value, as of March 18, 2008.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 24,050,498 at March 18, 2008.
DOCUMENTS INCORPORATED BY REFERENCE:
NONE

i

PART I

Item 1.	Business

Overview

We are a Business Combination Companytm, or BCCtm incorporated in the Marshall Islands on August 15, 2006, originally under the name Seanergy Maritime Acquisition Corp. We were formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the maritime shipping industry or related industries. The Company changed its name to Seanergy Maritime Corp. on February 20, 2007.

On September 28, 2007, we consummated our initial public offering of 23,100,000 units, which includes 1,100,000 units partially exercised as part of the underwriters’ over-allotment option with each unit consisting of one share of our common stock and one warrant. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $6.50 per share. The units sold in our initial public offering were sold at an offering price of $10.00 per unit, generating gross proceeds of $231,000,000, or 100% of the proceeds of offering, including $5,362,500 of contingent underwriting compensation which will be paid to Maxim if a business combination is consummated, but which will be forfeited in part if the public shareholders elect to have their shares redeemed for cash and in full if a business combination is not consummated, was placed in a trust account at Deutsche Bank Trust Company Americas maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee, and invested until the earlier of (i) the consummation of our first business combination or (ii) our liquidation. In the event that the over-allotment option was to have been exercised in full, the first quarterly interest distribution to the public shareholders following the closing of the over-allotment was to have been reduced by up to $742,500 to permit the Company to draw from the interest earned on the proceeds in the Trust Account up to an aggregate of $742,500 to replace up to $742,500 of the costs and expenses incurred and paid in connection with the exercise of the over-allotment option, in order to ensure that at all times there is a minimum of $10.00 per unit held in the Trust Account. As of September 28, 2007, one-third of the over-allotment option had been exercised; accordingly, as of September 28, 2007, the Company is only permitted to draw one-third of the $742,500, or $247,500, from the interest earned on the proceeds in the Trust Account. The Company withdrew $247,500 from the interest earned on the proceeds in the Trust Account on January 18, 2008. The expenses that the Company may incur prior to consummation of a business combination may only be paid from the net proceeds of the private placement and the offering not held in the Trust Account, which will initially be $3,000,000, subject to the Company’s ability to draw down an aggregate of up to an additional $495,000 of interest earned on the Trust Account as described above.

The maritime shipping industry provides a practical and cost-effective means of transporting large volumes of cargoes. This is accomplished predominantly by the dry bulk and tanker sectors, while other related sectors tend to be specialized. The dry bulk sector involves the transportation of dry bulk and general cargoes, including, among other products, coal, minerals, ore, steel products, forest products, agricultural products, construction materials and heavy equipment, machinery and spare parts via dry bulk cargo vessels. The tanker sector involves the transportation of wet products such as crude oil, refined petroleum cargoes and liquid chemicals via different types of tankers. Related sectors comprise, but are not limited to, the operation of vessels such as containerships, feeder vessels, liquefied gas carriers, offshore supply and anchor-handling vessels or other specialized carriers.

We may seek to acquire vessels, a company that has entered into agreements to purchase individual vessels that were not yet owned by such target company (in such a case, our shareholders would only vote on the proposed business combination with such target company, and not on the individual agreements the target company entered into), a company with a fleet of vessels, a number of such companies as a group, or an entity, which provides commercial management, operational and technical management or other services to one or more segments of the shipping industry, including port, storage and terminal operation.

We believe that acquisition or investment in more than one sector of the shipping industry may provide a hedge against cyclical risks associated with a company that only owns vessels. A target company might be a holding company, the sole assets of which are one or more agreements to acquire individual vessels or other assets. If a company we acquire is a holding company, rather than an operating company, we will need to retain current management, seek to retain new management or outsource the commercial and technical management of the vessels by contracting with a shipping company engaged in this business. Prices for individual vessels vary widely depending on the type, quality, age and discounted future earnings.

While we intend to focus on potential acquisition targets in the maritime shipping industry, we may also pursue opportunities in other industries. If an attractive acquisition opportunity is identified in another industry prior to the time we identify an acquisition opportunity in the maritime shipping industry, we may pursue such other opportunity. There is no time or date certain or monetary milestone associated with when we may begin looking for acquisition opportunities outside of the maritime shipping industry.

On January 4, 2008, we formed a new subsidiary under the laws of the Marshall Islands named Seanergy Merger Corp.

Dry Bulk Sector Overview

Dry bulk vessels are used to transport commodities such as iron ore, minerals, grains, forest products, fertilizers, coking and steam coal. The dry bulk sector can be divided into four major vessel categories with reference to size. We may explore acquisitions of either one or more vessels and/or operating companies that are focused on these segments of the dry bulk sector, including:

•	Capesize and Post Panamax. The largest of the dry bulk carrier vessels, with typical cargo capacity over 80,000 dead weight tons, or dwt. Capesize vessels are used primarily for one-way voyages with cargoes consisting of iron ore and coal. Due to the size of the vessels, there are only a few ports around the world that have the infrastructure to accommodate them. Capesize vessels cannot traverse through the Panama Canal due to their size.

•	Panamax. The second largest of the dry bulk vessels, with cargo capacity typically between 60,000 and 80,000 dwt. Panamax vessels are used for various long distance trade routes, including those that traverse through the Panama Canal. These vessels typically carry cargoes consisting of coal, grains, fertilizers, steel and forest products.

•	Handymax. Versatile vessels that are dispersed in various geographic locations throughout the world. Handymax vessels typically have cargo capacity of 35,000 to 60,000 dwt, and are primarily used to transport grains, forest products and fertilizers. These vessels are equipped with onboard cranes which allow for the loading and unloading of cargo.

•	Handysize. The smallest of the dry bulk carrier vessels with cargo capacity up to 35,000 dwt. These vessels are used mainly for regional voyages, are extremely versatile and can be used in smaller ports that lack infrastructure. Like Handymax vessels, Handysize vessels are also equipped with onboard cranes.

Prices for individual vessels vary widely depending on the type, quality, age and discounted future earnings.

Tanker Sector Overview

The world tanker fleet is divided into two primary categories, crude oil and product tankers. Tanker charterers of wet cargoes will typically charter the appropriate sized tanker based on the length of journey, cargo size and port and canal restrictions. Crude oil tankers are typically larger than product tankers. The four major tanker categories with reference to size are:

•	Very Large Crude Carriers, or VLCCs. Tanker vessels that are used to transport crude oil with cargo capacity typically 200,000 to 320,000 dwt that are more than 300 meters in length. VLCCs are highly automated and their advanced computer systems allow for a minimal crew. The majority of the world’s crude oil is transported via VLCCs.

•	Suezmax. Tanker vessels with cargo capacity typically 120,000 to 200,000 dwt. These vessels are used in some of the fastest growing oil producing regions of the world, including oil emanating from the Caspian Sea and West Africa. Suezmax tankers are the largest ships able to transit the Suez Canal with a full payload and are capable of both long and short haul voyages.

•	Aframax. Tanker vessels with cargo capacity typically 80,000 to 120,000 dwt. These tankers carry crude oil and serve various trade routes from short to medium distances mainly in the North Sea and Venezuela. These vessels are able to enter a larger number of ports throughout the world as compare to the larger crude oil tankers.

•	Product. Tanker vessels with cargo capacity typically less than 60,000 dwt. Product tankers are capable of carrying refined petroleum products, such as fuel oils, gasoline and jet fuel, as well as various edible oils, such as vegetable and palm oil. Chemicals, including ethanol and biofuels are carried in the smaller sizes of these vessels.

Prices for individual vessels vary widely depending on the type, quality, age and discounted future earnings.

Container Sector Overview

Container vessels transport finished goods that are shipped in large containers and sized according to the number of containers that they can carry and whether the vessels can traverse the Panama Canal. We may explore acquisitions of vessels and/or operating companies that operate container vessels that can ship products regionally and/or globally. We intend to seek opportunities in feeder vessels, which are ships that cater to the needs of larger container vessels and liner services’ main hubs and service smaller ports and volumes where larger container vessels cannot enter due to port restrictions, as well as economical reasons and/or the absence of infrastructure.

There is a general increase in the number and capacity of the larger container vessels. However, there is not a corresponding increase in the number of feeder vessels (smaller container ships) that service the larger Container Vessel and Liner Services. Because of this, we believe the demand for feeder vessels will increase, if only to service the larger container vessels now on order by the large operators.

Between January 2000 and January 2006, the TEU capacity deployed by the liner trades has increased by 77.4% according to the BRS Alpha Liner Service, which is attributed to Liner Companies increasing capacity with larger vessels. We believe the demand for feeders will rise since the operators will require more feeders to support the larger vessels and to service destinations with limited port infrastructure and small volumes.

Furthermore, the availability of ships for charter indicate that a shortage of ships of 800-1200 TEU, noticeably the ones with heavy gear, is projected. Demand is high for this size and range of vessels and several regional services have been launched, and are now being launched in Asia and the West Coast of the Americas for such type of ships. We believe such new services will continue to increase the demand for feeders in the traditionally strong Mediterranean and South-East Asia routes, including the Inter-China feeder business, which already absorbs a large number of feeder vessels. This assessment is further supported by the fact that a considerable number of multi-purpose vessels of the same size, which usually service non-containerized cargo, are now deployed in the container sector.

Specialized Carriers

We might seek a business combination with a company with agreements to purchase timber carriers or a fleet of timber carriers with the highest ice class features for trading with forest products. Certain forest products can be processed to produce biofuels, which are becoming extremely popular in Northern Europe as an alternative to gas and oil produced energy sources.

Climate change is potentially the greatest and most important environmental challenge of our time. There is a growing consensus among climate researchers that the emissions of greenhouse gases need to be reduced in an effort to protect the earth’s climate system.

Biofuel is any fuel that derives from biomass, recently living organisms, or their metabolic by-products. It is a renewable source of energy which unlike fossil fuels, limits the amount of carbon dioxide released into the atmosphere. Governments are therefore eager to use Biofuel to replace non-renewable sources of energy. For example, according to an E.U. Energy Tax Directive, biofuels should amount to 5.75 percent of petrol and diesel by the year 2010, and Sweden has set its target even higher by adopting a policy by which Sweden is to be the first country which will be 100 percent non-dependant on fuel oil by the year 2020.

Agricultural products are also specifically grown for use as biofuels. Waste from industry, agriculture, forestry, including straw, lumber, manure, sewage and garbage can all be used for the production of bioenergy. Furthermore, research into more efficient methods of converting biofuels and other fuels into electricity utilizing fuel cells is now a field of high activity.

The demand for biofuel has in turn developed an upsurge in the requirement for transportation of woodchips and residues from the forest product plants to energy producing plants. This is further emphasized by the increased need for transportation of residues from forest industry plants world-wide and the need of sophisticated, ice classed tonnage able to meet the needs of the growing industry.

We may also consider supply vessels, service vessels and anchor handlers that perform various functions related to the supply and maintenance of offshore oil rigs. Additionally, we will also be looking at multipurpose vessels with heavy gear capacity to service containers and specialty cargoes such as for shipyards, oil refineries, modification requirements and the full range of steel products.

Port, Storage and Terminal Operation

We may also seek to acquire service businesses engaged in, among other activities, the development of the infrastructure of ports and specialized private berths, ware-housing and logistic services and regulatory matters, including compliance with customs formalities.

We believe that the rapidly growing markets in China and other countries in the Far East and Asia, such as Vietnam, the Philippines, Indonesia, Cambodia and India require investment in ports’ and facilities’ infrastructure with a high degree of specialization and sophistication. New ports and terminals are being developed in an effort to keep pace with the ongoing trade growth and in this respect local governmental agencies and municipal authorities are seeking foreign investments and fresh injection of capital and know-how.

The Management Sector

Other related sectors include operational management, brokerage, maintenance and technical support. A service business we may seek to acquire would typically be engaged in:

•	Commercial management services, such as finding employment for vessels, vessel acquisition and disposition, freight and charter hire collection, accounts control, appointment of agents, bunkering and cargo claims handling and settlements;

•	Technical management services, such as crew retention and training, maintenance, repair, capital expenditures, drydocking, payment of vessel tonnage tax, maintaining insurance and other vessel operating activities; or

•	Port, storage and terminal operation management services.

Experience of Management

Certain of our officers and directors have significant experience in the maritime shipping industry, including management, financing, acquisition, and operation of multi-purpose and tanker vessels and bulk carriers. Panagiotis Zafet, our Chief Executive Officer and Co-Chairman of the Board and Simon Zafet, our Chief Operating Officer and a director, are owners and officers of Balthellas Chartering S.A., Hellasco Shipping Ltd., and Hellasco Transport Ltd., each of which is involved in the shipping or related industries. Each of Panagiotis Zafet and Simon Zafet has significant experience in the purchase, sale and chartering of vessels and in management and operations of maritime shipping companies. Additionally, Roland Beberniss, one of our directors, is the founder and managing director of RBB Shipping GmbH, a private shipping company. Mr. Beberniss has extensive experience in maritime shipping acquisitions and operations.

While we intend to focus on potential acquisition targets in the maritime shipping industry, we may also pursue opportunities in other industries. In addition to their experience in the maritime shipping industry, certain of our executive officers and directors have considerable experience in other sectors, such as general transportation, consumer goods and retail and commercial real estate. Set forth below are descriptions of types of business transactions and activities that certain of our officers and directors have been involved in within the general transportation, consumer goods and commercial real estate industries that we believe reflects their business experience in areas other than the maritime shipping industry.

•	Mr. Koutsolioutsos is the Vice President and an executive member of the Board of Directors of Folli Follie S.A., a retail company with over 280 points of sale in over 20 countries with a market capitalization on the Athens Stock Exchange of over €1 billion. Mr. Koutsolioutsos is involved in all aspects of Folli Follie’s real estate interests, including assisting in the determination of where to open retail locations and the negotiation of its leases for its retail locations.

•	Messrs. Koutsolioutsos, Tsigkounakis and Culucundis are each directors of Hellenic Duty Free Shops S.A., one of the top 15 duty-free operators worldwide with market capitalization of approximately $1 billion, which operates 82 retail stores in Greece.

•	Mr. Beberniss was the manager of Enso Nord, a subsidiary of Stora Enso, a company listed on the New York Stock Exchange with a market capitalization of $14 billion. Enso Nord provided for the world-wide transportation of raw materials for paper mills.

Certain of our officers and directors have also engaged in a number of transactions that provided them with the necessary experience to locate a suitable target business, negotiate the terms of the transaction and consummate the business combination and are transactions that, although may not in certain cases be within the intended industry of a business combination target, do represent the size and complexity of a potential business combination transaction.

Also, descriptions set forth below are intended to reflect types of transactions requiring business skills and experience that we believe would be applicable in the context of a business combination in any industry.

•	Mr. Koutsolioutsos led the team that identified, negotiated, performed due diligence and eventually acquired Hellenic Duty Free S.A. in 1999. The total transaction cost was $540 million.

•	Mr. Koutsolioutsos led the team that identified, negotiated, performed due diligence and eventually acquired Links of London in 2006. The total transaction cost was $81 million.

•	Mr. Panagiotis Zafet located, performed due diligence and acquired eighteen vessels between 1996 and 2006 for Balthellas Chartering S.A., with an approximate average value for each vessel of $13 million. Mr. Zafet was more specifically involved with the acquisition of a fleet of three vessels in 2000 with a purchase price of $16 million and has also been involved in a series of transactions consisting of the purchase of two vessels with the purchase price ranging at the time of purchase between $7 and $10 million. Taking into account the appreciation of the market value of vessels since such acquisitions, management believes that such fleets would have a current market value of $40 million for the fleet of 3 vessels and be in the range of $10 million and $25 million for each of the purchases of two vessels. Balthellas Chartering S.A. currently owns a fleet of vessels having a market value of $82 million. Although Mr. Zafet has had experience identifying, negotiating and purchasing more than one vessel at one time, he has not had direct experience in purchasing a fleet of the size contemplated by the initial public offering.

•	Mr. Culucundis, in positions from Technical Director to Chief Executive Officer located, performed due diligence and acquired 40 vessels between 1981 and 1995 for Kassos Maritime Enterprises Ltd., with an approximate average value for each vessel of €6 million. Specifically, Mr. Culucundis has been involved with transactions involving the acquisition of fleets of vessels. In 1988 in two such transactions, a fleet of 4 and a fleet of 3 bulk carriers were acquired with total acquisition costs of $60 million and $45 million, respectively. Taking into account the appreciation of the market value of vessels since such acquisitions, management believes that based on today’s market, such fleets would have a current market value of $152 million and $90 million, respectively. In addition, in 1999, Mr. Culucundis was involved in the acquisition of a fleet of four vessels with an acquisition cost $60 million. Based on today’s market, management believes that such fleet would have a market value of $160 million.

•	Mr. Tsigkounakis was co-leading counsel in the negotiation and structuring of the $140 million controlling interest in Proton Bank of Greece by IRF European Finance Investments Ltd. in May 2006. Mr. Tsigkounakis

was also lead counsel in the negotiation and structuring of a $280 million bond loan to Folli Follie S.A. in June 2006.

The above-described experience of our officers and directors is not a full and complete list of all transactions that they have been involved with. They also have been involved in other transactions of lesser size and complexity, and, therefore there can be no assurance that management’s previous involvement in such representative large and complex transaction will be indicative of the consummation of a business combination or our future success of the company.

Information that may be contained in the Proxy Statement

To the extent that we acquire one or more vessels, it is possible that the proxy statement that we would send to shareholders would not contain audited historical financial information with respect to the vessels and, therefore, shareholders voting on a proposed transaction would not contain audited or unaudited financial information with respect to the vessels. The reason that we may not be required to provide audited historical information is because the business combination would be viewed as an acquisition of assets instead of an acquisition of a business. It is consistent with shipping industry precedent in that audited historical financials would not be required, because typically the acquiring company would not have access to such information. However, whether an acquisition is actually deemed to be that of assets (instead of a business) is based on an analysis of the facts and circumstances involved, taking to consideration a number of variables that generally would reflect upon whether there is sufficient continuity of the acquired entity’s operations prior to and after the acquisition so that the disclosure of the historical information is material to the understanding of future operations. Some of these factors would include whether new charter agreements will be entered into, if the vessel’s flag will change, or whether existing crew will continue and if so under pre-existing or new contracts. We are unable to predict the facts and circumstances surrounding any possible future acquisition of vessels (whether the acquisition will be structured as an acquisition of assets or an operating business), and accordingly cannot provide assurances with respect to the provision of audited historical financial information. If however, we determined that such audited historical financial information was not required, instead of audited financial statements, the proxy statement we would send to our shareholders would contain the same information that would typically be provided in the prospectus for an initial public offering of a start-up shipping company, such as: (i) historical and prevailing market rates for vessels on the basis of type, age and proposed employment; (ii) our expectations of future market trends and proposed strategy for employment of the vessels; (iii) our anticipated operational (overhead) expenses; and (iv) the valuation of the vessels as assets generally (i.e., whether they are new or second-hand and the type of vessel), all of which, in turn, depend on the sector of the shipping industry in which we consummate such a business combination. See “Risk Factors — Risks Associated With Our Acquisition of a Target Business in the Maritime Shipping Industry — If we were to acquire vessels or a company with agreements to purchase individual vessels, it is highly unlikely that proxy materials provided to our shareholders would include historical financial statements and, accordingly, investors will not have historical financial statements on which to rely in making their decision whether to vote for the acquisition.”

To the extent that financial information is not available with respect to vessels we may acquire, we expect to evaluate the fair value of the assets, based on the advice of our ship broker and financial advisors, consistent with industry practice. Such valuation would factor in, among other things, the revenue stream generated from ongoing charter arrangements, to the extent that the vessels have any charter arrangements that will continue after the business combination, and future forward rates, as quoted on the International Maritime Exchange (Imarex).

In the event it was determined that we are in fact acquiring a business (as opposed to assets) we anticipate that we would provide audited annual financial statements and unaudited interim statement as required in such circumstances.

Government Regulations

Government or European Union regulations significantly affect the ownership and operation of vessels including international conventions, national, state and local laws and regulations in force in the countries in which vessels may operate or are registered.

A variety of governmental and private entities subject vessels to both scheduled and unscheduled inspections. These entities include the local port authorities (V.S. Coast Guard, harbor master or equivalent), classification societies, flag state administration (country of registry) and charterers, particularly terminal operators. Certain of these entities require vessel owners to obtain permits, licenses and certificates for the operation of their vessels. Failure to maintain necessary permits or approvals could require a vessel owner to incur substantial costs or temporarily suspend operation of one or more of its vessels.

We believe that the heightened level of environmental and quality concerns among insurance underwriters, regulators and charterers is leading to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the industry. Increasing environmental concerns have created a demand for vessels that conform to the stricter environmental standards. Vessel owners are required to maintain operating standards for all vessels that will emphasize operational safety, quality maintenance, continuous training of officers and crews and compliance with United States and international regulations. Because these laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on our proposed business.

Environmental Regulation

The International Maritime Organization or “IMO”, has negotiated international conventions that impose liability for oil pollution in international waters and a signatory’s territorial waters. In September 1997, the IMO adopted Annex VI to the International Convention for the Prevention of Pollution from Ships, which was ratified on May 18, 2005, and became effective on May 19, 2005. Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions. Annex VI and new conventions, laws and regulations that may be adopted, in the future, could adversely affect our ability to manage vessels we acquire or operate.

Under the International Safety Management Code or “ISM Code”, promulgated by the IMO, the party with operational control of a vessel is required to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies.

The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel’s management with code requirements for a safety management system. No vessel can obtain a certificate unless its manager has been awarded a document of compliance, issued by the respective flag state for the vessel, under the ISM Code.

Non compliance with the ISM Code and other IMO regulations may subject a ship owner to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. For example, the United States Coast Guard and European Union authorities have indicated that vessels not in compliance with the ISM Code will be prohibited from trading in ports in the United States and European Union.

The United States Oil Pollution Act of 1990

The United States Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all owners and operators whose vessels trade in the United States, its territories and possessions or whose vessels operate in United States waters, which includes the United States’ territorial sea and its two hundred nautical mile exclusive economic zone.

Under OPA, vessel owners, operators and bareboat charterers are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels. OPA defines these other damages broadly to include:

•	Natural resources damages and the costs of assessment thereof;

•	Real and personal property damages;

•	Net loss of taxes, royalties, rents fees and other lost revenues;

•	Lost profits or impairment of earning capacity due to property or natural resources damage; and

•	Net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards and loss of subsistence use of natural resources.

OPA limits the liability of responsible parties to the greater of $600 per gross ton or $500,000 per dry bulk vessel that is over 300 gross tons (subject to possible adjustment for inflation). These limits of liability do not apply if an incident was directly caused by violation of applicable United States federal safety, construction or operating regulations or by a responsible party’s gross negligence or willful misconduct, or if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with oil removal activities.

OPA requires owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet their potential liabilities under OP A. In December 1994, the U .S. Coast Guard implemented regulations requiring evidence of financial responsibility in the amount of $1,500 per gross ton, which includes the OPA limitation on liability of $1,200 per gross ton and the United States Comprehensive Environmental Response, Compensation, and Liability Act liability limit of $300 per gross ton. Under the regulations, vessel owners and operators may evidence their financial responsibility by showing proof of insurance, surety bond, self-insurance or guaranty. Under OPA, an owner or operator of a fleet of vessels is required only to demonstrate evidence of financial responsibility in an amount sufficient to cover the vessels in the fleet having the greatest maximum liability under OPA.

The United States Coast Guard’s regulations concerning certificates of financial responsibility provide, in accordance with OPA, that claimants may bring suit directly against an insurer or guarantor that furnishes certificates of financial responsibility. In the event that such insurer or guarantor is sued directly, it is prohibited from asserting any contractual defense that it may have had against the responsible party and is limited to asserting those defenses available to the responsible party and the defense that the incident was caused by the willful misconduct of the responsible party. Certain organizations, which had typically provided certificates of financial responsibility under pre-OPA laws, including the major protection and indemnity organizations, have declined to furnish evidence of insurance for vessel owners and operators if they are subject to direct actions or required to waive insurance policy defenses.

The United States Coast Guard’s financial responsibility regulations may also be satisfied by evidence of surety bond, guaranty or by self-insurance. Under the self-insurance provisions, the vessel owner or operator must have a net worth and working capital, measured in assets located in the United States against liabilities located anywhere in the world, that exceeds the applicable amount of financial responsibility.

OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for oil spills. Some states, which have enacted such legislation, have not yet issued implementing regulations defining vessels owners’ responsibilities under these laws.

Other Environmental Initiatives

The European Union is considering legislation that will affect the operation of vessels and the liability of owners for oil pollution. It is difficult to predict what legislation, if any, may be promulgated by the European Union or any other country or authority.

Although the United States is not a party thereto, many countries have ratified and follow the liability scheme adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage, 1969, as amended, or the CLC, and the Convention for the Establishment of an International Fund for Oil Pollution of 1971, as amended. Under these conventions, a vessel’s registered owner is strictly liable for pollution damage caused on the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. Many of the countries that have ratified the CLC have increased the liability limits through a 1992 Protocol to the CLC. The liability limits in the countries that have ratified this Protocol are currently approximately $4 million plus approximately $566 per gross registered ton above 5,000 gross tons with an approximate maximum of $80.5 million per vessel, with the exact amount tied to a unit of account which varies according to a basket of currencies. The right to limit liability is forfeited under the CLC where the spill is caused by the owner’s actual fault or privity and, under the 1992 Protocol, where the spill is caused by the owner’s intentional or reckless conduct. Vessels trading to contracting states must provide evidence of insurance covering the limited liability of the owner. In jurisdictions where the CLC has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to the CLC.

Security Regulation

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. On November 25, 2002, the Maritime Transportation Security Act of 2002, or MTSA; came into effect. To implement certain portions of the MTSA, in July 2003, the United States Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, amendments to the International Convention for the Safety of Life at Sea or SOLAS, created a new chapter of the convention dealing specifically with maritime security. The new chapter went into effect on July 1,2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the newly created International Ship and Port Facilities Security, or ISPS Code. Among the various requirements are:

•	on-board installation of automatic information systems, or AIS, to enhance vessel-to-vessel and vessel-to-shore communications;

•	on-board installation of ship security alert systems;

•	the development of vessel security plans; and

•	compliance with flag state security certification requirements.

The United States Coast Guard regulations, which are intended to align with international maritime security standards, exempt non-U.S. vessels from MTSA vessel security measures provided such vessels have on board, by July 1, 2004, a valid International Ship Security Certificate, or ISSC, that attests to the vessel’s compliance with SOLAS security requirements and the ISPS Code.

Effecting a Business Combination

General

We are presently engaged in any substantive commercial business. We intend to utilize cash derived from the proceeds of the initial public offering, the private placement (excluding any funds held for the benefit of Maxim Group LLC or redeeming shareholders), our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the initial public offering and the private placement are intended to be generally applied toward effecting a business combination as described in the prospectus for our initial public offering, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, prospective investors will invest in us without an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect business combinations with more than one target business, it is likely that we will have the ability to initially complete only a single business combination, although this may entail the simultaneous acquisitions of several operating businesses and/or assets in the shipping industry at the same time. Notwithstanding a business combination with of one or more operating businesses, or assets in the shipping industry, or a combination thereof, our initial business combination will be with a target business or businesses with a collective fair market value that is at least 80.0% of the amount in the trust account (exclusive of Maxim Group LLC’s deferred compensation being held in the trust account) at the time of such acquisition.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community who are aware that we are seeking a business combination partner via public relations and marketing efforts, direct contact by management or other similar efforts, who may present solicited or unsolicited proposals. Any finder or broker would only be paid a fee upon the consummation of a business combination. The fee to be paid to such persons would be a percentage of the fair market value of the transaction with the percentage to be determined in an arm’s length negotiation between the finder or broker and us based on market conditions at the time we enter into an agreement with such finder or broker. While we do not presently anticipate engaging the services of professional firms that specialize in acquisitions on any formal basis, we may decide to engage such firms in the future or we may be approached on an unsolicited basis, in which event their compensation (which would be equal to a percentage of the fair market value of the transaction as agreed upon at the time of such engagement or agreement with a party that brings us an unsolicited proposal, as the case may be) may be paid from the offering proceeds not held in trust. Our officers and directors as well as their affiliates may also bring to our attention target business candidates that they become aware of through their business contacts. While our officers and directors make no commitment as to the amount of time they will spend trying to identify or investigate potential target businesses, they believe that the various relationships they have developed over their careers together with their direct inquiry, will generate a number of potential target businesses that will warrant further investigation. In no event will we pay any of our existing officers, directors or shareholders or any entity with which they are affiliated any finder’s fee or other compensation in any form for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our officers, directors or existing shareholders will receive any finder’s fee, consulting fees or any similar fees in any form from any person or entity in connection with any business combination involving us other than any compensation or fees that may be received for any services provided following such business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business or businesses with a collective fair market value that is at least 80.0% of the amount in the trust account (exclusive of Maxim Group LLC’s deferred compensation plus interest thereon held in the trust account) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not conducted any specific research on the shipping or shipping related industries to date nor have we conducted any research with respect to identifying the number and characteristics of the potential acquisition candidates or the likelihood or probability of success of any proposed business combination. In evaluating a prospective target business, our management will conduct the necessary business, legal and accounting due diligence on such target business and will consider, among other factors, the following:

•	earnings and growth potential;

•	experience and skill of management and availability of additional personnel;

•	growth potential;

•	capital requirements;

•	competitive position;

•	financial condition and results of operation;

•	barriers to entry into the shipping and related industries;

•	stage of development of the products, processes or services;

•	breadth of services offered;

•	degree of current or potential market acceptance of the services;

•	regulatory environment of the shipping industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial and other information which will be made available to us.

In structuring the transaction, we may elect to form a foreign subsidiary in connection with a proposed business combination, which may be used to make the acquisition. In that event, we would either merge into such foreign subsidiary (with the foreign subsidiary being the surviving entity) or we would dissolve and liquidate our assets to our shareholders, which would include the equity securities we own in the foreign subsidiary. In the event that we do choose to merge into such a foreign subsidiary or dissolve and liquidate and distribute our ownership of such foreign subsidiary to our shareholders, the agreement relating to the transaction would provide (i) for each issued and outstanding share of our common stock to be converted into a similar right to receive shares of common stock in the subsidiary and (ii) that each of our outstanding warrants will be assumed by the subsidiary with the same terms and restrictions, except that they will be exercisable for common stock of the subsidiary. This alternative is discussed in greater detail in the section “Taxation — Tax and Reporting Issues as to Formation of Foreign Subsidiary.”

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finders or consulting fees to our existing shareholders, or any of their respective affiliates, for services rendered to us or in connection with a business combination. In addition, we will not make any other payment to them out of the proceeds of the initial public offering (or the funds held in trust) other than reimbursement for out-of-pocket expenses they may incur in conducting due diligence.

Fair market value of target business

The initial target business or businesses that we acquire must have a collective fair market value equal to at least 80.0% of the amount in the trust account (exclusive of Maxim Group LLC’s deferred underwriting compensation plus interest thereon held in the trust account), at the time of such acquisition. Furthermore, there is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses. However, we have no current plans or agreements to enter into any such financing arrangements. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value.

To the extent that our business combination consists of the acquisition of assets that do not have historical financial information, and they are ocean-going motor vessels, we will determine whether such business combination has a fair market value of at least 80.0% of the amount in our trust account based on the value of the assets, as determined by the advice of our ship broking and financial advisors consistent with industry practice. Such valuation will factor in, among other things, the revenue stream generated from ongoing charter arrangements, to the extent that the vessels have any charter arrangements that will continue after the business combination, and future forward rates, as quoted on the International Maritime Exchange (Imarex).

If our board is not able to independently determine that the target business has a sufficient fair market value (for example, if one of the members of our board of directors is affiliated with the target business or if the financial analysis is too complicated for our board of directors to perform on their own), we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80.0% of the amount in the trust account threshold, it is not anticipated that copies of such opinion would be distributed to our shareholders, although copies will be provided to shareholders who request it. If we do obtain the opinion of an investment banking firm, a summary of the opinion will be contained in the proxy statement that will be mailed to shareholders in connection with obtaining approval of the business combination, and the investment banking firm will consent to the inclusion of their report in our proxy statement. In addition, information about how shareholders will be able to obtain a copy of the opinion from us will be contained in the proxy statement. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Possible lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is likely that we will have the ability to effect only one, or perhaps, two business combinations, although this may entail simultaneous acquisitions of several entities at the same time. We may not be able to acquire more than one target business because of various factors, including possible complex domestic or international accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and other legal issues and closings with multiple target businesses. In addition, we would also be exposed to the risks that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied bringing the fair market value of the initial business combination below the required fair market value of 80.0% of the amount in the trust account (exclusive of Maxim Group LLC’s deferred underwriting compensation plus interest thereon held in the trust account). Accordingly, for an indefinite period of time, the prospects for our future viability may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Additionally, since our business combination may entail the simultaneous acquisitions of several entities at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their entities is contingent upon the simultaneous closings of the other acquisitions.

Limited ability to evaluate the target business’ management

Although we expect certain of our management, particularly Georgios Koutsolioutsos, our President and Co-Chairman of board of directors, and Panagiotis Zafet, our Chief Executive Officer and Co-Chairman of board of directors to remain associated with us following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place, and we may employ other personnel following the business combination. Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms in connection with any such combination, which terms would be disclosed to shareholders in any proxy statement relating to such transaction. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our shareholders for approval, even if the nature of the acquisition is such as would not ordinarily require shareholder approval under applicable state law. In connection with seeking shareholder approval of a business combination, we will also submit to our shareholders for approval a proposal to amend our Second Amended and Restated Articles of Incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. Any vote to extend the corporate life to continue perpetually following the consummation of a business combination will be taken only if the business combination is approved. We will only consummate a business combination if shareholders vote both in favor of such business combination and our amendment to extend our corporate life.

In connection with seeking shareholder approval of a business combination we will furnish our shareholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business. We expect that the proxy statement that we would send to shareholders would not contain historical financial information with respect to the vessels and, therefore, shareholders voting on a proposed transaction would not have the benefit of financial statements of past operations. Rather, instead of financial statements, the proxy statement we would send to our shareholders would contain the same information that would typically be provided in the prospectus for an initial public offering of a start-up shipping company, such as: (i) historical and prevailing market rates for vessels on the basis of type, age and proposed deployment; (ii) our expectations of future market trends and proposed strategy for employment of the vessels; (iii) our anticipated operational (overhead) expenses; and (iv) the valuation of the vessels as assets generally (i.e., whether they are new or second-hand and the type of vessel), all of which, in turn, depend on the sector of the shipping industry in which we consummate such a business combination. See “Risk Factors — Risks Associated With Our Acquisition of a Target Business in the Maritime Shipping Industry — If we were to acquire vessels or a company with agreements to purchase individual vessels, it is highly unlikely that proxy materials provided to our shareholders would include historical financial statements and, accordingly, investors will not have historical financial statements on which to rely in making their decision whether to vote for the acquisition.”

In connection with the vote required for any business combination, all of our existing shareholders have agreed to vote the shares of common stock owned by them prior to this the initial public in accordance with the vote of the majority of the public shareholders. We are not aware of any intention on the part of our officers and directors, including all of our existing shareholders, to make any purchases in the initial public offering or in the aftermarket, although they are not prohibited from doing so. Although we do not know for certain the factors that would cause our existing stockholders to purchase our securities, we believe that some of the factors they would consider are: (i) the trading price of our securities, (ii) their aggregate investment in our securities, (iii) whether it appears that a substantial number of public stockholders are voting against a proposed business combination, and (iv) their interest in the target business once the target business has been identified. Any shares acquired by such individuals in the initial public offering or in the aftermarket will be voted in favor of the business combination. Accordingly, any purchase of our shares by our officers and directors, including all of our existing shareholders, in the initial public offering or in the aftermarket could influence the result of a vote submitted to our shareholders in connection with a business combination by making it more likely that a business combination would be approved. In addition, given the interest that our existing stockholders have in a business combination being consummated, it is possible that our existing stockholders will acquire securities from public stockholders who have elected to redeem their shares of our common stock (as described below) in order to change their vote and insure that the business combination will be approved (which could result in a business combination being approved even if, after the announcement of the business combination, 35% or more of our public stockholders would have elected their redemption rights, or 51% of our public stockholders would have voted against the business combination, but for the purchases made by our existing stockholders). We will proceed with the business combination only if a majority of the shares of common stock voted by the holders of the common stock included in the units offered by the prospectus for our initial public offering are voted in favor of the business combination and public shareholders owning less than 35.0% of the shares sold in the initial public offering exercise their redemption rights. Our threshold for redemption has been established at 35.0% to reduce the risk of a small group of shareholders exercising undue influence on the approval process. However, a 20.0% threshold is more typical in offerings of this type and such lower threshold permits the holders of a smaller number of shares to prevent a transaction they deem to be undesirable from being consummated (and therefore makes it easier for a proposed business combination to be approved as compared to other offerings of this type with a lower threshold). In addition, permitting redemption above the typical 20.0% threshold may require us to secure additional financing to fund a proposed business combination. Voting against the business combination alone will not result in redemption of a shareholder’s shares into a pro rata share of the trust account. To do so, a shareholder must have also exercised the redemption rights described below. As a result of our higher redemption threshold, we may have less cash available to complete a business combination. Because we will not know how many shareholders may exercise such redemption rights, we will need to structure a business combination that requires less cash, or we may need to arrange third party financing to help fund the transaction in case a larger percentage of shareholders exercise their redemption rights than we expect. Alternatively, to compensate for the potential shortfall in cash, we may be required to structure the business combination, in whole or in part, using the issuance of our stock as consideration. Accordingly, this increase in the customary redemption threshold may hinder our ability to consummate a business combination in the most efficient manner or to optimize our capital structure.

Redemption rights

At the time we seek shareholder approval of any business combination, we will offer each public shareholder the right to have such shareholder’s shares of common stock redeemed for cash if the shareholder votes against the business combination and the business combination is approved and completed. The actual redemption price will be equal to $10.00 per share. An eligible shareholder may request redemption at any time after the mailing to our shareholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the shareholder votes against the business combination and the business combination is approved and completed. If a shareholder votes against the business combination but fails to properly exercise its redemption rights, such shareholder will not have its shares of common stock redeemed. Any request for redemption, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to shareholders entitled to redeem their shares who elect redemption will be distributed promptly after completion of a business combination. Public shareholders who redeem their common stock for their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public shareholders owning 35.0% or more of the total number of shares sold in the initial public offering exercise their redemption rights. Shareholders who exercise their redemption rights will no longer be able to bring a derivative action against us.

Even if less than 35.0% of the shareholders exercise their redemption rights, we may be unable to consummate a business combination if such redemption leaves us with funds less than a fair market value equal to 80.0% of the amount in the trust account (exclusive of Maxim Group LLC’s deferred underwriting compensation held in the trust account and up to $420,000 of interest earned thereon) at the time of such acquisition which amount is required as a condition to the consummation of our initial business combination, and we may be forced to find additional financing to consummate such a business combination, consummate a different business combination or liquidate.

Investors who choose to remain as shareholders and do not exercise their redemption rights will be effectively diluted as the number of public shares decreases (thereby decreasing the total number of share outstanding) and the number of shares held by our existing shareholders remains the same.

The shares sold prior to the initial public offering do not have redemption rights. However, our existing shareholders have significant influence over matters requiring shareholder approval.

Dissolution and Liquidation if no Business Combination

Our Second Amended and Restated Articles of Incorporation provide that we will continue in existence only until September 28, 2009. This provision may not be amended except in connection with the consummation of a business combination. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 106 of the Marshall Islands Business Corporations Act. This has the same effect as if our board of directors and shareholders had formally voted to approve our dissolution. As a result, no vote would be required from our board of directors or shareholders to commence such a dissolution and liquidation. We view this provision terminating our corporate life by September 28, 2009 as an obligation to our shareholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of a business combination. Once we are dissolved, shareholders will no longer be able to bring derivative actions against us.

If we are unable to complete a business combination by September 28, 2009, we will distribute to all of our public shareholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest not previously distributed. We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effect such distribution. Our existing shareholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them prior to the initial public offering. In addition Maxim Group LLC has agreed to waive its rights to the $4,950,000 ($6,187,500 if the over-allotment option is exercised in full) of deferred underwriting compensation (including up to $420,000 of interest earned thereon) held in the trust account for its benefit. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the trust fund. If such funds are insufficient, our officers have agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses.

If we were to expend all of the net proceeds of the private placement held outside the trust account (initially $3,000,000), and without taking into account interest, if any, earned on the trust account not previously distributed (less any taxes payable by us), we expect the initial per-share liquidation price to holders of the 22,000,000 shares (25,300,000 if the underwriters’ over-allotment option is exercised in full) entitled to participate in liquidation distributions to be equal to the $10.00 per share. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which could be prior to the claims of our public shareholders. In such event, we cannot assure you that the actual per-share liquidation price will not be less than $10.00 due to claims of creditors. Although we will seek to have all prospective target businesses, vendors or other service providers execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not enforceable. Accordingly, the proceeds held in the trust account could be subject to claims, which could take priority over those of our public shareholders. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In order to protect the amounts held in trust each of our officers has agreed that he will be personally liable to the extent of his pro rata beneficial ownership in our company immediately prior to the initial public offering, if we did not obtain valid and enforceable waivers from such prospective target businesses, vendors or other entities. We have not independently verified whether such persons have sufficient funds to satisfy their indemnity obligations and, therefore, we cannot assure you that they would be able to satisfy those obligations.

We believe the likelihood of our officers having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. We also will have access to any funds available outside the trust account or released to us to fund working capital requirements with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation currently estimated at approximately $15,000). The indemnification provisions are set forth in the insider letters, executed by each of our officers. The insider letters provide that, in the event we obtain a valid and enforceable waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our shareholders from a vendor, prospective target business or other entity, the indemnification will not be available. The insider letters executed by each of our officers are exhibits to the registration statement of our initial public offering.

Under the Business Corporations Act of the Republic of the Marshall Islands, shareholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If we complied with certain procedures set forth in Section 106 of the Business Corporations Act of the Marshall Islands intended to ensure that we make reasonable provision for all claims against us, including a minimum 6-month notice period during which any third-party claims can be brought against us, any liability of shareholders with respect to a liquidating distribution is limited to the lesser of such shareholder’s pro rata share of the claim or the amount distributed to the shareholder, and any liability of the shareholder would be barred after the expiration of the period specified in the notice. However, it is our intention to make liquidating distributions to our public shareholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. As such, to the extent not covered by the indemnities provided by our executive officers, our shareholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our shareholders may extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our shareholders amounts owed to them by us.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public shareholders the liquidation amounts due them. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public shareholders promptly after September 28, 2009, this may be viewed or interpreted as giving preference to our public shareholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors and/or complying with certain provisions of the Business Corporations Act of the Marshall Islands with respect to our dissolution and liquidation. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders shall be entitled to receive funds from the trust account only in the event of liquidation or if the shareholders seek to redeem their respective shares for cash upon a business combination which the shareholder voted against and which is actually completed by us. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account.

Investment Management Trust Agreement

On September 24, 2007, we entered into an Investment Management Trust Agreement with Continental Stock Transfer & Trust Company, who serves as the trustee of the trust account. Our shareholders are the third party beneficiaries of this agreement.

Except for the release of the funds in the trust account, in the event of a consummation of a business combination or liquidation, the limited distribution of the funds in the trust account shall include: (i) disbursing to the Company or the Internal Revenue Service the amount required to pay income taxes for any income tax obligation related to the offering proceeds held in the trust account or any other tax; (ii) disbursing to the Company an aggregate of $742,500 of the interest earned on proceeds in the trust account to pay costs and expenses associated with the exercise of the underwriters’ over-allotment option; (iii) quarterly distributions to the public shareholders of interest earned on proceeds in the trust account until the earlier of the consummation of a business combination or the Company’s liquidation; and (iv) disbursing to the Company the amount of actual expenses incurred or imminently to be incurred by the Company in connection with its dissolution and distribution and any amounts due to pay creditors or required to reserve for payment to creditors. The Company withdrew $247,500 from the interest earned on the proceeds in the Trust Account on January 22, 2008.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Since August 2003, based upon publicly available information, approximately 117 similarly structured blank check companies have completed initial public offerings and 44 others have filed registration statements with the SEC seeking to go public. (We have identified 1 blank check company that is seeking to compete a business combination in the maritime shipping industry.) Of these companies, only 34 companies have consummated a business combination, while 28 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination and five companies have liquidated or are in liquidation. Accordingly, there are approximately 50 blank check companies with more than $4.5 billion in trust that are seeking to carry out a business plan similar to our business plan. Like us, some of those companies have specific industries that they must complete a business combination in, a number of them may consummate a business combination in any industry they choose. We also expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. In addition to possessing greater technical, human and other resources than us, many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. As compared to these established companies, our financial resources will be relatively limited, which may limit our ability to compete in acquiring certain sizable target businesses. We may, therefore, be subject to competition from both established companies and other companies seeking to consummate a business plan similar to ours, which will, as a result, increase demand for privately-held companies to combine with companies structured similarly to ours. Accordingly, such competition may have a negative impact upon our negotiating position and the total consideration we may be required to pay in order to consummate a business combination. Further, the fact that only 34 of such companies have completed a business combination and 28 of such companies have entered into a definitive agreement for a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many privately-held target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. Further:

•	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our obligation to redeem for cash up to one share less than 35.0% of the shares of common stock held by our public shareholders in certain instances will limit the manner in which we may structure a business combination (i.e., we will not be able to undertake an all cash acquisition transaction) and may reduce the resources available to us for this purpose, as well as for funding a target company’s business;

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•	the requirement to acquire either an operating business or assets, or a combination thereof, that has a fair market value equal to at least 80.0% of the trust account (exclusive of Maxim Group LLC’s deferred underwriting compensation plus interest thereon held in the trust account) at the time of the acquisition could require us to acquire several companies, or closely related operating businesses and/or assets from different parties at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that to the extent that our target business is a privately held entity, our status as a well-financed public entity may give us a competitive advantage over entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms. See the section entitled “Risk Factors — Risks Associated With Our Current Business — Because there are numerous companies with a business plan similar to ours seeking to effect a business combination, it may be more difficult for us to do so.”

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We maintain our executive offices at 10, Amfitheas Avenue, 175 64 P. Faliro, Athens, Greece provided by Balthellas Chartering S.A., a company controlled by Panagiotis Zafet and Simon Zafet, our Chief Executive Officer and Chief Operating Officer, respectively, and each a director of the Company. Such company has agreed to provide us with certain administrative, technological and secretarial services, as well as the use of certain limited office space at this location, at a cost of $7,500 per month pursuant to a letter agreement. We believe, based on rents and fees for similar services in Athens, that the $7,500 fee is at least as favorable as we could have obtained from an unaffiliated party. We consider our current office space adequate for our current needs.

Employees

We have five officers, all of whom are also members of our board of directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although we expect Mr. Georgios Koutsolioutsos, our President and Co-Chairman of the Board and Mr. Panagiotis Zafet, Chief Executive Officer and Co-Chairman of the Board, to devote a certain amount of time per week to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

Item 1A.	Risk factors

Risks associated with our business

We are a development-stage company with no operating history and, accordingly, our stockholders will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development-stage company with no operating results to date. We will not generate any revenue (other than interest income on the proceeds of our public offering) until, at the earliest, after the consummation of a business combination. Due to our limited operating history, our stockholders have no basis to evaluate our business objective, which is to acquire an operating business.

If we are forced to liquidate before a business combination, our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate the trust account, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation value receivable by our public stockholders from the trust account as part of our plan of dissolution and liquidation will be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all significant vendors and service providers and all prospective target businesses waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, they would not be prevented from bringing claims against the trust account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. Accordingly, the proceeds held in the trust account could be subject to claims that could take priority over the claims of our public shareholders and due to claims of such creditors, the per share liquidation price could be less than $10.00 per share. If we are unable to complete a business combination and are forced to liquidate, each of our executive officers has agreed that he will be personally liable to the extent of his pro rata beneficial interest in our company immediately prior to the initial public offering, if we did not obtain a valid and enforceable waiver from any prospective target business, vendor or other service provider of any rights or claims to the trust account and only the extent necessary to ensure that the proceeds in the trust account are not reduced by the claims of such parties. Prior to the initial public offering, all five of our executive officers collectively own on a beneficial basis all of our outstanding shares of common stock. We have not independently verified whether such persons have sufficient funds to satisfy their indemnity obligations and, therefore, we cannot assure you that our executive officers will be able to satisfy those obligations. We believe the likelihood of our executive officers having to indemnify the trust account is minimal, because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. If any of such executive officers refused to satisfy their indemnification obligations, we would be required to bring a claim against them to enforce our indemnification rights.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public shareholders the liquidation amounts due them. An involuntary bankruptcy proceeding can be filed in the United States as long as the trust funds are maintained within the United States. Otherwise, because the Company has no other assets in the United States and is formed off-shore, any bankruptcy claim would have to be initiated elsewhere. The Marshall Islands has no bankruptcy act. It does have a little-used device pursuant to which, at the request of a judgment creditor, a court can appoint a receiver to either run or wind up the affairs of a corporation. A court can also appoint a trustee if the corporation files for dissolution to wind up the affairs. Finally, it would be possible for a Marshall Islands court to apply the law of any jurisdiction with laws similar to that of the Marshall Islands, such as those of the United States.

We will dissolve and liquidate if we do not consummate a business combination and our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our Second Amended and Restated Articles of Incorporation provides that we will continue in existence only until 24 months from the consummation of the initial public offering. If we have not completed a business combination by such date, and amended this provision in connection thereto, pursuant to the Marshall Islands Business Corporations Act, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Marshall Islands law, shareholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If we complied with the procedures set forth in Section 106 of the Business Corporations Act, which are intended to ensure that we make reasonable provision for all claims against us, including a six month notice period during which any third-party claims can be brought against us before any liquidating distributions are made to shareholders, any liability of a shareholder with respect to a liquidating distribution is limited to the lesser of such shareholder’s pro rata share of the claim or the amount distributed to the shareholder, and any liability of the shareholder would be barred after the period set forth in such notice. However, it is our intention to make liquidating distributions to our shareholders as soon as reasonably possible after dissolution and we do not intend to comply with the six month notice period (which would result in our executive officers being liable for claims for which we did not provide). As such, to the extent our executive officers cannot cover such liabilities, our shareholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our shareholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our shareholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us, which is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public shareholders promptly after September 28, 2009, this may be viewed or interpreted as giving preference to our public shareholders over any potential creditors with respect to access to or distributions from our assets, Furthermore, our board of directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors and/or complying with certain provisions of the Marshall Islands Business Corporations Act with respect to our dissolution and liquidation. We cannot assure you that claims will not be brought against us for these reasons.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933 with respect to the shares of common stock issuable upon exercise of the warrants, we may redeem the warrants issued as a part of our units at any time after the warrants become exercisable in whole and not in part, at a price of $.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price therefore at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Although we are required to use our best efforts to have an effective registration statement covering the issuance of the shares underlying the warrants at the time that our warrant holders exercise their warrants, we cannot guarantee that a registration statement will be effective, in which case our warrant holders may not be able to exercise our warrants, rendering them practically worthless.

Holders of our warrants will be able to exercise the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of our common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have undertaken and intend to use our best efforts to maintain a current registration statement covering the shares underlying the warrants following completion of the initial public offering to the extent required by federal securities laws, we cannot assure that we will be able to do so. If we are not able to do so, holders will be unable to exercise their warrants and we will not be required to net-cash settle any such warrant exercise. Further, if the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless and unredeemed, as described in the risk factor above. Holders of warrants who reside in jurisdictions in which the shares underlying the warrant are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. In the event the warrants expire worthless or we choose to redeem the warrants at a time when the holders of such warrants are unable to exercise the warrants, the purchasers of units will have effectively paid the full purchase price of the units solely for the common stock underlying such units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

Because the warrants sold in the private placement were originally issued pursuant to an exemption from registration requirements under the federal securities laws, the holders of such warrants will be able to exercise their warrants even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of such warrants is not current. As a result, the holders of the warrants purchased in the private placement will not have any restrictions with respect to the exercise of their warrants. As described above, the holders of the warrants purchased in the initial public offering will not be able to exercise them unless we have a current registration statement covering the shares issuable upon their exercise.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our Second Amended and Restated Articles of Incorporation authorizes the issuance of up to 89,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the initial public offering (assuming no exercise of the underwriters’ over-allotment option), there will be 21,283,333 authorized but unissued shares of our common stock available for issuance (after giving effect to the appropriate reservation for the issuance of shares issuable upon full exercise of our outstanding warrants (including warrants sold in the private placement) or the representative’s option to purchase 1,000,000 units). Although we have no commitments as of the date of the initial public offering to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of investors in the initial public offering;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Additionally, the maritime shipping industry is capital intensive, traditionally using substantial amounts of indebtedness to finance acquisitions, capital expenditures and working capital needs. If we finance any acquisitions through the issuance of debt securities, it could result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

For a more complete discussion of the possible structure of a business combination, see the section below entitled “Effecting a business combination — Selection of a target business and structuring of a business combination.”

Our officers and directors control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our officers and directors (and their nominees) beneficially own approximately 22.87% of our issued and outstanding shares of common stock, which could permit them to effectively influence the outcome of all matters requiring approval by our stockholders at such time, including the approval of our initial business combination, and, following such business combination, the election of directors and approval of significant corporate transactions. Furthermore, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination.

Our ability to effect a business combination and to be successful afterward will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate. It is also possible that our current officers and directors will resign upon the consummation of a business combination.

Our ability to effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although we expect several of our management and other key personnel, particularly, Georgios Koutsolioutsos, our President and Co-Chairman of the Board of Directors, and Panagiotis Zafet, our Chief Executive Officer and Co-Chairman of the Board of Directors, to remain associated with us following a business combination, we may employ other personnel following the business combination. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms as part of any such combination, which terms would be disclosed to shareholders in any proxy statement relating to such transaction. If we acquired a target business in an all-cash transaction, it would be more likely that current members of management would remain with the combined company if they chose to do so. If a business combination were structured as a merger whereby the shareholders of the target company were to control the combined company following a business combination, it may be less likely that our current management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination. If management negotiates such retention as a condition to any potential business combination, management may look unfavorably upon or reject a business combination with a potential target business whose owners refuse to retain members of our management post-business combination, thereby resulting in a conflict of interest. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as United States securities laws which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

None of our officers or directors has ever been associated with a blank check company which could adversely affect our ability to consummate a business combination.

None of our officers or directors has ever been associated with a blank check company. Accordingly, you may not have sufficient information with which to evaluate the ability of our management team to identify and complete a business combination using the proceeds of the public offering and the private placement. Our management’s lack of experience in operating a blank check company could adversely affect our ability to consummate a business combination and force us to liquidate.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

None of our officers, directors or their affiliates has been or currently is a principal of, or affiliated or associated with, a “blank check” company. However, Panagiotis Zafet, Simon Zafet, Roland Beberniss and Ioannis Tsigkounakis are affiliated with entities in the maritime shipping industry. They and our other officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Even though these entities have however entered into Right of First Refusal and Business Opportunity Agreements granting us a right of first refusal, which we believe ensures that we will be presented with all business combinations first, there can be no assurance that they will be complied with.

Certain of our stockholders, including our officers and directors, beneficially own shares of our common stock that will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Certain of our stockholders, including our officers and directors, who beneficially own shares of our common stock (which were issued prior to the public offering), have waived their right to receive distributions with respect to those shares upon our liquidation if we fail to complete a business combination. The shares and insider warrants owned by our officers and directors will be worthless if we do not consummate a business combination. Accordingly, the personal and financial interests of our executive officers who own our shares may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, the discretion of those executive officers in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

Certain of our stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount outside of the trust account unless the business combination is consummated and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Certain of our stockholders, including all of our officers and directors, will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the available proceeds not deposited in the trust account and the portion of the interest on the trust account released to us (which, because interest rates are unknown, may be insufficient to fund all of our working capital requirements) unless the business combination is consummated. The financial interest of our officers and directors could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest. For instance, our existing stockholders may, as part of any such combination, negotiate the repayment of some or all of their out-of-pocket expenses in excess of the amount not placed in the trust account, which if not agreed to by the target business’ owners, could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest.

Since certain of our existing shareholders, including our officers and directors, will lose their entire investment in us if a business combination is not consummated and may be required to pay costs associated with our liquidation, certain our existing shareholders may purchase shares of our common stock from shareholders who would otherwise choose to vote against a proposed business combination or exercise their redemption rights in connection with such business combination.

Certain of our existing shareholders, including our officers and directors, own shares of our common stock (which were purchased for an aggregate of $25,000) which will be worthless if we do not consummate a business combination. In addition, certain of our existing shareholders purchased warrants exercisable for our common stock (for an aggregate of $14,415,000), which will also be worthless if we do not consummate a business combination. We believe the current equity value for the shares owned by certain of our existing shareholders is significantly lower than the $55,000,000 total value calculated at the $10.00 per unit offering price because the unit offering includes a warrant which the officers and directors did not receive, the offering may not succeed and even if it does succeed, the holders of these shares will not be able to sell or transfer them while such shares remain in escrow, except in certain limited circumstances (such as transfers to relatives and trusts for estate planning purposes) and these shares are not entitled to any proceeds in case we liquidate if we do not consummate a business combination. In addition, in the event we are forced to liquidate, each of our executive officers have agreed to advance us the entire amount of the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment for such expenses.

Given the interest that our existing shareholders have in a business combination being consummated, it is possible that our existing shareholders will acquire securities from public shareholders who have elected to redeem their shares of our common stock in order to change their vote and insure that the business combination will be approved (which could result in a business combination being approved even if, after the announcement of the business combination, 35% or more of our public shareholders would have elected their redemption rights, or 51% of our public shareholders would have voted against the business combination, but for the purchases made by our existing shareholders).

Because all our directors and officers reside outside of the United States and, after the consummation of a business combination, substantially all of our assets may be located outside of the United States, it may be difficult for investors to enforce their legal rights against such individuals.

All of our directors and officers reside outside of the United States and, after the consummation of a business combination, substantially all of our assets may be located outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of such directors and officers under federal securities laws.

It is probable that our initial business combination will be with a single target business, which may cause us to be solely dependent on a single business and a limited number of services.

Our initial business combination must be with a business or businesses with a collective fair market value of at least 80% of the amount held in the trust account (exclusive of Maxim Group LLC’s deferred Underwriting compensation plus up to $420,000 of interest earned thereon held in the trust account) at the time of such acquisition. We may not be able to acquire more than one target business because of various factors, including possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and closings with multiple target businesses. In addition, we would also be exposed to the risk that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied bringing the fair market value of the initial business combination below the required fair market value of 80% of the amount in the trust account threshold. Accordingly, while it is possible that we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business if deciding between one target business meeting such 80% threshold and comparable multiple target business candidates collectively meeting the 80% threshold. Consequently, it is probable that, unless the purchase price consists substantially of our equity, we will have the ability to complete only the initial business combination with the proceeds of our public offering and the private placement. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of the initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek shareholder approval of a business combination may delay the consummation of a transaction, and our obligation to redeem for cash up to one share less than 35.0% of the total number of shares of common stock sold in the initial public offering in certain instances will limit the manner in which we can structure a business combination (i.e. we will not be able to undertake an all cash acquisition) and may reduce the resources available to us for such purpose, as well as for funding a target company’s business. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds not held in trust (including interest earned on the trust account released to us) in search of a target business, or because we become obligated to redeem for cash a significant number of shares from dissenting shareholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, it is possible that we could use a portion of the funds not in the trust account (including amounts we borrowed, if any) to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds, if such payment was large enough and we had already used up the funds allocated to due diligence and related expenses in connection with the aborted transaction, we could be left with insufficient funds to continue searching for, or conduct due diligence with respect to, other potential target businesses. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would dissolve and liquidate the trust account as part of our plan of dissolution and liquidation. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or existing shareholders is required to provide any financing to us in connection with or after a business combination.

Risks Associated With Our Acquisition of a Target Business in the Maritime Shipping Industry

If charter rates fluctuate and the maritime shipping industry continues to undergo cyclical turns, it may have a negative impact on our profitability and operations.

The maritime shipping business, including the dry cargo market, has been cyclical in varying degrees, experiencing fluctuations in charter rates, profitability and, consequently, vessel values.

A significant contraction in demand for imported commodities, such as iron ore or coal, as a result of economic downturns or changes in government policies in certain regional markets could have a material adverse impact on dry cargo freight rates, as well as the demand, in general for vessels. For instance, a downturn in the economy of countries such as China, which has experienced substantial global economic growth during the past few years, could negatively affect the shipping industry. The demand for dry cargo vessels is also greatly affected by the demand for consumer goods and perishable foods, dry bulk commodities and bagged and finished products, as well as commodity prices, environmental concerns and competition. The supply of maritime shipping capacity is also a function of the delivery of new vessels and the number of older vessels scrapped, in lay-up, converted to other uses, reactivated or removed from active service. Supply may also be affected by maritime transportation and other types of governmental regulation, including that of international authorities. These and other factors may cause a decrease in the demand for the services we may ultimately provide. As a result, the operations of any prospective target business we may ultimately complete a business combination with may be adversely affected.

Changes in the maritime shipping industry may reduce the demand for the types of vessels we seek to acquire or the services we may ultimately provide and thereby reduce our profitability.

The future demand for vessels in the markets in which we may ultimately operate will be dependent, in large part, upon economic growth in the global economy, seasonal and regional changes in demand and changes to the capacity of the world fleet. Adverse economic, political, social or other negative developments could have a material adverse effect on the business that we may ultimately complete a business combination with. Many of the markets in which dry cargo vessels operate have been characterized by oversupply. This is frequently the result of an overestimated growth in demand for these vessels in the applicable shipping markets. For example, an oversupply of vessels carrying bulk cargo may be due to, among other factors, an overestimation in the demand for imports of bulk commodities like grain, sugar, iron ore or coal. While it is our intention to complete a business combination with a target business that operates in a market that will afford the greatest value for the vessels that we ultimately own and operate, we cannot assure you that we will be able to successfully acquire a business that provides the valuable market that we seek, or that the value of the vessels that we ultimately acquire will maintain their value in any of these markets. Operating results may be subject to seasonal fluctuations.

The maritime shipping industry has historically exhibited seasonal variations in demand and, as a result, in charter hire rates. This seasonality may result in quarter-to-quarter volatility in our operating results. The dry bulk carrier market is typically stronger in the fall and winter months in anticipation of increased consumption of coal and other raw materials in the northern hemisphere during the winter months. In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and supplies of certain commodities. As a result, revenues are typically weaker during the fiscal quarters ended June 30 and September 30, and, conversely, typically stronger in fiscal quarters ended December 31 and March 31.

If we were to acquire vessels or a company with agreements to purchase individual vessels, it is highly unlikely that proxy materials provided to our shareholders would include historical financial statements and, accordingly, investors will not have historical financial statements on which to rely in making their decision whether to vote for the acquisition.

If we were to acquire vessels or a company with agreements to purchase individual vessels, it is possible that the proxy statement we would send to shareholders would, unless otherwise required by applicable law and regulations, not contain audited or unaudited historical financial statements with respect to the such vessels.

Although we would provide such audited or unaudited historical financial statement if required by applicable law or regulations, such historical financial statements are not often required, and, therefore, shareholders voting on a proposed transaction would not have the benefit of financial statements of past operations. The reason that we may not be required to provide audited historical information is because the business combination would be viewed as an acquisition of assets instead of an acquisition of a business. It is consistent with shipping industry precedent in that audited historical financials would not be required, because typically the acquiring company would not have access to such information. However, whether an acquisition is actually deemed to be that of assets (instead of a business) is based on an analysis of the facts and circumstances involved, taking to consideration a number of variables that generally would reflect upon whether there is sufficient continuity of the acquired entity’s operations prior to and after the acquisition so that the disclosure of the historical information is material to the understanding of future operations. Some of these factors would include whether new charter agreements will be entered into, if the vessel’s flag will change, or whether existing crew will continue and if so under pre-existing or new contracts. We are unable to predict the facts and circumstances surrounding any possible future acquisition of vessels (whether the acquisition will be structured as an acquisition of assets or an operating business), and accordingly cannot provide assurances with respect to the provision of audited historical financial information. If however, we determined that such audited historical financial information was not required, in the proxy statement, we would send to our shareholders would contain the same information that would typically be provided in the prospectus for an initial public offering of a start-up shipping company, such as: (i) historical and prevailing market rates for vessels on the basis of type, age and proposed employment; (ii) our expectations of future market trends and proposed strategy for employment of the vessels; (iii) our anticipated operational (overhead) expenses; and (iv) the valuation of the vessels as assets generally (i.e., whether they are new buildings or second-hand and the type of vessel), all of which, in turn, depend on the sector of the shipping industry in which we consummate such a business combination. Thus, you would not necessarily be able to rely on historical financial statements when deciding whether to approve a business combination involving the acquisition of vessels or a company with agreements to purchase individual vessels.

To the extent that our business combination consists of the acquisition of assets that do not have historical financial information, and they are ocean-going motor vessels, we will determine whether such business combination has a fair market value of at least 80.0% of the amount in our trust account (exclusive of Maxim Group LLC’s deferred underwriting compensation plus interest thereon held in the trust account) based on the value of the assets, as determined by the advice of our ship broker and financial advisors consistent with industry practice. Such valuation will factor in, among other things, the revenue stream generated from ongoing charter arrangements, to the extent that the vessels have any charter arrangements that will continue after the business combination, and future forward rates, as quoted on the International Maritime Exchange (Imarex).

If a business combination involves the ownership of vessels, such vessels could be arrested by maritime claimants, which could result in the interruption of business and have an adverse effect on revenue and profitability.

Crew members, tort claimants, claimants for breach of certain maritime contracts, vessel mortgagees, suppliers of goods and services to a vessel, shippers of cargo and other persons may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages, and in many circumstances a maritime lien holder may enforce its lien by “arresting” a vessel through court processes. Additionally, in certain jurisdictions, such as South Africa, under the “sister ship” theory of liability, a claimant may arrest not only the vessel with respect to which the claimant’s lien has arisen, but also any “associated” vessel owned or controlled by the legal or beneficial owner of that vessel. If any vessel ultimately owned and operated by us is “arrested”, this could result in a material loss of revenues, or require us to pay substantial amounts to have the “arrest” lifted.

The ownership and operation of vessels in international trade is susceptible to world events, which could be detrimental to our financial condition and operating performance.

Terrorist attacks such as the attacks on the United States on September 11, 2001 and the continuing response of the United States to these attacks, as well the threat of future terrorist attacks in the United States or elsewhere, continue to cause uncertainty in the world financial markets and may affect our business, operating results and financial condition. The continuing conflict in Iraq may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Persian Gulf region. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea and the Indian Ocean off the Somalian Coast. Any of theses occurrences could impair our operating results.

Governments could requisition vessels of a target company during a period of war or emergency, resulting in a loss of earnings.

If we consummate a business combination with a target company in the transportation business, a government could requisition our vessels for title or hire. Requisition for title occurs when a government takes control of a vessel and becomes her owner, while requisition for hire occurs when a government takes control of a vessel and effectively becomes her charter at dictated charter rates. Generally, requisitions occur during periods of war or emergency, although governments may elect to requisition vessels in other circumstances. Although a target company would be entitled to compensation in the event of a requisition of any of its vessels, the amount and timing of payment would be uncertain.

If we experience a catastrophic loss and our insurance is not adequate to cover such loss, it could have a material adverse affect on our operations.

If we consummate a business combination in the shipping related industry and acquire ownership and operation of vessels, storage facilities and refineries our business could be affected by a number of risks, including mechanical failure, personal injury, loss or damage, business interruption due to political conditions in foreign countries, hostilities, labor strikes, adverse weather conditions and catastrophic disasters, including environmental accidents. All of these risks could result in liability, loss of revenues, increased costs and loss of reputation. We intend to maintain insurance, consistent with industry standards, against these risks on business assets we may acquire upon completion of a business combination. However, we cannot assure you that we will be able to adequately insure against all risks, that any particular claim will be paid out of our insurance, or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future. Our insurers will also require us to pay certain deductible amounts, before they will pay claims, and insurance policies may contain limitations and exclusions, which, although we believe will be standard for the shipping industry, may nevertheless increase our costs and lower our profitability. Additionally, any increase in environmental and other regulations may also result in increased costs for, or the lack of availability of, insurance against the risks of environmental damage, pollution and other claims for damages that may be asserted against us. Our inability to obtain insurance sufficient to cover potential claims or the failure of insurers to pay any significant claims, could have a material adverse effect on our profitability and operations.

We may incur significant costs in complying with environmental, safety and other governmental or European Union regulations and our failure to comply with these regulations could result in the imposition of penalties, fines and restrictions on our operations.

The shipping industry is subject to extensive and changing environmental protection, safety and other federal, state and local laws, rules, regulations and treaties, and other regulations imposed by the European Union, compliance with which may entail significant expense, including expenses associated with changes in operating procedures. We cannot assure you that we will be able to comply with all laws, rules, regulations and treaties following a business combination. If we are unable to adhere to these requirements, it could result in the imposition of penalties and fines against us, and could also result in the imposition of restrictions on our business and operations. Furthermore, the costs of compliance also could have a material adverse effect on our profitability and operations.

Inherent in our operations are hazards which require continual oversight and control.

If we consummate a business combination, we may be engaged in transporting and refining materials with potential toxicity in the course of our business. There is a risk of loss of containment of hydrocarbons and other hazardous material at operating sites and during transportation. If operational risks materialized it could result in loss of life, damage to the environment or loss of production.

Political instability could harm our business.

We may target businesses that have operations in developing countries where political, economic and social transition is taking place. Some countries have experienced political instability, expropriation or nationalization of property, civil strife, strikes, acts of war and insurrections. Any of these conditions occurring could disrupt or terminate our operations, causing our operations to be curtailed or terminated in these areas or our production to decline and could cause us to incur additional costs.

Our business is subject to foreign currency risks.

If we consummate a business combination with a target business with operations outside of the United States, our business will be subject to foreign currency risks. These risks include

•	difficulty in converting local currencies to U.S. dollars; and

•	the market for conversion of local currency into other currencies may deteriorate or cease to exist.

Fluctuation in exchange rates can therefore give rise to foreign exchange exposures.

A foreign subsidiary that we may form may become subject to United States federal income taxation on its United States source shipping income.

Prior to the announcement of a potential business combination, we may form a foreign (non-U.S.) subsidiary (the “Foreign Subsidiary”), which will be treated as a corporation for U.S. federal income tax purposes, to negotiate, and if shareholder approval is obtained, ultimately complete, the acquisition of a target business. In such event, we will attempt to have the Foreign Subsidiary qualify under Section 883 of the U.S. Internal Revenue Code of 1986, as amended, for an exemption from United States federal income tax on substantially all of its United States source shipping income. We can give no assurance that the Foreign Subsidiary will qualify for the Section 883 exemption. If the Foreign Subsidiary does not qualify for an exemption pursuant to Section 883, it will be subject to United States federal income tax, likely imposed on a gross basis at 4.0%, on its United States source shipping income, which should constitute not more than 50.0% of its gross shipping income, and its net income and cash flow will be reduced by the amount of such tax.

If we acquire a business that charters vessels on the spot market, it may increase our risk of doing business following the business combination.

We may complete a business combination with a business that involves the chartering of vessels on a spot charter basis, either on voyage charters or short-term time charters of less than 12 months’ duration. Although dependence on spot charters is not unusual in the shipping industry, the spot charter market is highly competitive and spot charter rates are subject to significant fluctuations based upon available charters and the supply of and demand for seaborne shipping capacity. Although our focus on the spot charter market may enable us to benefit from strengthening industry conditions should they occur, to do so we may be required to consistently procure spot charter business. We cannot assure you that spot charters will be available at rates that will be sufficient to enable us to operate our business profitably.

If a target company has or obtains a vessel that is of second-hand or older nature, it could increase our costs and decrease our profitability.

We believe that competition for employment of second-hand vessels may be intense in the dry cargo market. Additionally, second-hand vessels may carry no warranties from sellers with respect to their condition as compared to warranties from shipyards available for newly-constructed vessels, and may be subject to problems created by the use of their original owners. If we purchase any second-hand vessels, we may incur additional expenditures as a result of these risks, which may reduce our profitability.

While it will be our intention if we acquire a target business in this area to sell or retire our vessels before they are considered older vessels, under shipping standards, in the rare case where we continue to own and operate a vessel for a longer period, we could be faced with the additional expenditures necessary to maintain a vessel in good operating condition as the age of a vessel increases. Moreover, port-state authorities in certain jurisdictions may demand that repairs be made to this type of vessel before allowing it to berth at or depart a particular port, even though that vessel may be in class and in compliance with all relevant international maritime conventions. Should any of these types of problems or changes develop, income may be lost if a vessel goes off-hire and additional unforeseen and unbudgeted expenses may be incurred. If we choose to maintain any vessels past the age that we have planned, we cannot assure you that market conditions will justify expenditures with respect to any of the foregoing or enable us to operate these vessels profitably.

Management services relating to a target company’s vessels may be performed by management companies that are affiliates of our officers and directors which could result in potential conflicts of interest.

Panagiotis Zafet is the managing director of Balthellas Chartering S.A., a private company engaged in ship management and ship broking. Simon Zafet is the Chief Executive Officer of Hellasco Shipping Ltd., a private shipping company. Elias M. Culucundis is the President, Chief Executive Officer and Director of Equity Shipping Company Ltd., a company specializing in the startup, management and operation of commercial and technical shipping projects. Roland Beberniss is the founder and managing director of RBB Shipping GmbH.

If we complete a business combination that involves the acquisition of vessels, we may consider engaging the services of one or more management companies to provide technical and management services, relating to the operation of such vessels. Whether or not members of existing management remain our officers or directors post business combination, it is possible that these management services will be performed by management companies that are controlled by one or more of our existing shareholders, officers or directors (for example, by acting as our fleet’s technical managers and performing all commercial management functions). The management companies may receive fees and commissions on gross revenue received by us in respect of each vessel managed, a commission on the gross sale or purchase price of vessels which we purchase or sell, and a commission on all insurance placed. If members of our existing management remain as members of management following a business combination, the relationships between our officers and directors and the applicable management companies may give rise to conflicts of interest between us on the one hand and the management companies on the other. In addition, as some of our officers and directors hold senior management positions with the management companies described above, these individuals may experience conflicts of interest in selecting between our interests and those of the applicable management companies.

Because certain financial information will be required to be provided to our shareholders in connection with a proposed business combination, prospective target businesses may be limited.

In order to seek shareholder approval of a business combination with an operating business in the shipping industry, the proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with the standards of the United States Public Company Accounting Oversight Board. Some of the businesses in the shipping industry may not keep financial statements in accordance with, or that can be reconciled with, U.S. generally accepted accounting principles. To the extent that the required financial statements or information cannot be prepared or obtained, we will not be able to complete a business combination with such entities. Accordingly, these financial information requirements may limit the pool of potential target businesses which we may acquire.

Risks associated with our securities

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

Following our public offering, we issued warrants to purchase 38,016,667 shares of common stock (which includes the warrants sold in the private placement). We also sold, upon the consummation of the public offering an option for $100, to purchase 1,000,000 units to Maxim Group LLC, the representative of the underwriters, which, if exercised, will result in the issuance of 1,000,000 shares of common stock and additional warrants to purchase 1,000,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise or conversion of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised or converted, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If certain of our stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Certain of our shareholders are entitled to demand that we register the resale of the shares of common stock they acquired prior to the initial public offering at any time after the date on which their shares are released from escrow, which, except in limited circumstances, will not be before 12 months after the date of our business combination. Furthermore, we have agreed to grant demand registration rights with respect to the 16,016,667 insider warrants purchased in the private placement and the 16,016,667 shares of common stock underlying the insider warrants at any time after we have completed a business combination. If our existing shareholders exercise their registration rights with respect to all of their shares of common stock, then there will be up to an additional 5,500,000 shares of common stock and 16,016,667 warrants and/or up to 16,016,667 shares of common stock issued on exercise of the insider warrants eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or request a higher price for their securities as a result of these registration rights and the potential future effect the exercise may have on the trading market for our common stock.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, common stock and warrants are listed on the American Stock Exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to, or following, a business combination. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

U.S. tax authorities could treat the Foreign Subsidiary as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. investors.

In the event we form the Foreign Subsidiary, and such subsidiary were determined to be a passive foreign investment company, known as a “PFIC”, U.S. Holders could be subject to adverse United States federal income tax consequences. Specifically, if the Foreign Subsidiary were determined to be a PFIC for any taxable year, each U.S. Holder may be subject to increased U.S. federal tax income tax liability and may be subject to additional reporting requirements. In general, the Foreign Subsidiary will be classified as a PFIC for any taxable year in which either (1) at least 75.0% of its gross income is passive income or (2) at least 50.0% of the value (determined on the basis of a quarterly average) of its assets is attributable to assets that produce or are held for the production of passive income. For purposes of these tests, cash, including working capital, and investments are considered assets that produce or are held for the production of passive income. We cannot assure you that the Foreign Subsidiary will not be a PFIC. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

A U.S. Holder of a warrant may have adverse U.S. federal income tax consequences if its warrant becomes exercisable into shares of the Foreign Subsidiary and the Foreign Subsidiary were to be classified as a PFIC.

If a warrant held by a U.S. Holder becomes exercisable into shares of the Foreign Subsidiary, and the Foreign Subsidiary were to be classified as a PFIC, the U.S. Holder of the warrant generally will be subject to adverse U.S. federal income tax consequences. Unlike a U.S. Holder of our common stock (who will be deemed to own a portion of the shares of the Foreign Subsidiary), a U.S. Holder of a warrant generally will not be able to mitigate these adverse tax consequences by making a qualified electing fund (“QEF”) election with respect to its warrants. A U.S. Holder of a warrant is urged to consult its own tax advisor concerning the adverse tax consequences that may result to such holder by reason of the application of the PFIC rules to a warrant under such holder’s particular circumstances.

An investment in our securities may involve adverse U.S. federal income tax consequences because the redemption or liquidation price per share is greater than an investor’s initial tax basis in our common stock.

There is a risk that an investor’s entitlement to receive payments in excess of the investor’s initial tax basis in our common stock upon exercise of the investor’s redemption right or upon our liquidation will result in constructive income to the investor, which could affect the timing and character of income recognition and result in an immediate U.S. federal income tax liability to the investor without the investor’s receipt of cash from us. Prospective investors are urged to consult their own tax advisors with respect to these tax risks, as well as the specific tax consequences to them of purchasing, holding or disposing of our units.

As we have made an election to be classified as a partnership for U.S. federal income tax purposes, U.S. investors may have taxable income in advance of their receipt of cash.

We have made an election to be classified as a partnership, and not as an association taxable as a corporation, for U.S. federal income tax purposes. As a result of such election, and subject to our meeting the qualifying income test described below, a U.S. Holder of an Interest generally will be subject to U.S. federal income tax on such holder’s distributive share of our taxable income or gain (which, however, in general, will not include the income from any tax-exempt money market accounts in which we invest), regardless of whether such U.S. Holder receives any distribution from us. Thus, in any year, such U.S. Holder’s distributive share of taxable income from us (and, possibly, the taxes imposed on that income) could exceed the amount, if any, that such holder receives as a distribution from us.

U.S. investors may be subject to adverse tax consequences if we fail to be treated as a partnership for U.S. federal income tax purposes

Even though we may constitute a publicly traded partnership, we expect that we will continue to be treated as a partnership for U.S. federal income tax purposes for each taxable year that we meet a qualifying income test (i.e., at least 90.0% of our gross income consists of qualifying income, such as interest, dividends, and gains from the sale or other taxable disposition of capital assets held for the production of such income). If we fail to meet the qualifying income test in any taxable year, then from and after the beginning of that tax year, we will be treated as a foreign corporation, and not a partnership, for U.S. federal income tax purposes. In such case, U.S. Holders may be subject to certain adverse tax and reporting issues. In particular, if we are treated as a foreign corporation, and not a partnership, for U.S. federal income tax purposes, we may be classified as a PFIC, as defined above, in which case a U.S. Holder may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements. In addition, as a corporation for U.S. federal income tax purposes, our income, gain, loss, deduction, credit and tax preference items would not be passed through to U.S. Holders, and subject to the PFIC rules, distributions to U.S. Holders generally would be taxable as dividends for U.S. federal income tax purposes.

U.S. investors may recognize gain for U.S. federal income tax purposes on the actual or deemed transfer of our assets to a foreign corporation.

In the event we form the Foreign Subsidiary and transfer all or substantially all of our assets to it, or we otherwise are deemed to have been converted to a foreign corporation for U.S. federal income tax purposes, U.S. Holders may recognize gain (but not loss) to the extent of their share of any appreciation in the value of our assets at the time of such deemed or actual transfers and may also be subject to certain reporting obligations. U.S. Holders are urged to consult their own tax advisors concerning the tax consequences of such transactions, including any reporting requirements with respect thereto.

A U.S. Holder of a warrant may have adverse U.S. federal income tax consequences if we were to liquidate pursuant to a shareholder vote following the formation of and the transfer of our assets to the Foreign Subsidiary.

In the event we form and transfer all or substantially all of our assets to the Foreign Subsidiary in connection with a proposed business combination, under certain circumstances (particularly if we were to then liquidate our company or merge our company into the Foreign Subsidiary pursuant to a separate shareholder vote in which the warrant holders would not participate), the Foreign Subsidiary will assume our obligations under the warrants, and a U.S. Holder of a warrant will have the right, under certain conditions, to exercise the warrant for shares in the Foreign Subsidiary (and not for an Interest in us). While we expect that this assumption and right (which is provided for under the original terms of the warrant) should not result in a taxable event to a U.S. Holder of a warrant, such U.S. Holder should nevertheless consult its own tax advisor concerning the tax consequences of such transaction under such holder’s particular circumstances.

An investor may be subject to adverse U.S. federal income tax consequences in the event the Internal Revenue Service (“IRS”) were to disagree with the U.S. federal income tax consequences described herein.

We have not sought a ruling from the IRS as to any U.S. federal income tax consequences described herein. The IRS may disagree with the descriptions of U.S. federal income tax consequences contained herein, and its determination may be upheld by a court. Any such determination could subject an investor or our company to adverse U.S. federal income tax consequences that would be different than those described herein. Accordingly, each prospective investor is urged to consult a tax advisor with respect to the specific tax consequences of the acquisition, ownership and disposition of our common stock and warrants, including the applicability and effect of state, local or non-U.S. tax laws, as well as U.S. federal tax laws.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

We may be deemed to be an investment company, as defined under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940 because, prior to the consummation of a business combination, we may be viewed as engaging in the business of investing in securities and we will own investment securities having a value exceeding forty percent of our total assets. If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities; which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

However, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in Treasury Bills issued by the United States with maturity dates of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to avoid being deemed an investment company within the meaning of the Investment Company Act of 1940. Our securities are not intended for persons who are seeking a return on investments in government securities. The trust account and the purchase of government securities for the trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, our dissolution and return of the funds held in the trust account to our public stockholders as part of our plan of dissolution and liquidation. Notwithstanding our belief that we are not required to comply with the requirements of such act, in the event that the stockholders do not approve a plan of dissolution and liquidation and the funds remain in the trust account for an indeterminable amount of time, we may be considered to be an investment company and thus required to comply with such act. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc.

Under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because each of our directors owns shares of our securities and may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination, in which event this reimbursement obligation would in all likelihood be negotiated with the owners of a target business. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent” under the policies of the North American Securities Administrator Association, we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

Because we may acquire a company located outside of the United States, we may be subject to various risks of the foreign jurisdiction in which we ultimately operate.

If we acquire a company that has sales or operations outside the United States, we could be exposed to risks that negatively impact our future sales or profitability following a business combination, especially if the acquired company is in a developing country or a country that is not fully market-oriented. If we were to acquire a business that operates in such a country, our operations might not develop in the same way or at the same rate as might be expected in the United States or another country with an economy similar to the market-oriented economies of member countries which are members of the Organization for Economic Cooperation and Development, or the OECD (an international organization helping governments through the economic, social and governance challenges of a globalized economy).

We are incorporated in the Republic of the Marshall Islands, which does not have a well-developed body of corporate law, causing our public shareholders to have more difficulty in protecting their interests.

Our corporate affairs are governed by our Second Amended and Restated Articles of Incorporation and By-laws and by the Marshall Islands Business Corporations Act, or BCA. The provisions of the BCA resemble provisions of the corporation laws of a number of states in the United States. However, there have been few judicial cases in the Republic of the Marshall Islands interpreting the BCA. The rights and fiduciary responsibilities of directors under the law of the Republic of the Marshall Islands are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in existence in certain United States jurisdictions. Shareholder rights may differ as well. While the BCA does specifically incorporate the non-statutory law, or judicial case law, of the State of Delaware and other states with substantially similar legislative provisions, our public shareholders may have more difficulty in protecting their interests in the face of actions by the management, directors or controlling shareholders than would shareholders of a corporation incorporated in a United States jurisdiction. For more information with respect to how shareholder rights under Marshall Islands law compares with shareholder rights under Delaware law, please see the section entitled “Marshall Islands Company Considerations.”

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities might be depressed, and you might find it more difficult to sell our securities.

Item 2.	Properties

We maintain our executive offices at 10, Amfitheas Avenue, 175 64 P. Faliro, Athens, Greece provided by Balthellas Chartering S.A., a company controlled by Panagiotis Zafet and Simon Zafet, our Chief Executive Officer and Chief Operating Officer, respectively, and each a director of the Company. Such company has agreed to provide us with certain administrative, technological and secretarial services, as well as the use of certain limited office space at this location, at a cost of $7,500 per month pursuant to a letter agreement. We believe, based on rents and fees for similar services in Athens, that the $7,500 fee is at least as favorable as we could have obtained from an unaffiliated party. We consider our current office space adequate for our current needs.

Item 3.	Legal Proceedings

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended December 31, 2007, there were no matters submitted to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s units, common stock and warrants are traded on the American Stock Exchange under the symbols “SRG/U”, “SRG” and “SRG/WS”, respectively. The Company’s Units have traded on the American Stock Exchange since September 28, 2007. On October 26, 2007, the common stock and warrants began separately trading on the American Stock Exchange. The Units continued to be traded on the American Stock Exchange. The following table sets forth the high and low prices, for the period indicated, for the Company’s securities from the commencement of trading through December 31, 2007 as reported by the American Stock Exchange.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low

First Quarter*	—	—	—	—	—	—
Second Quarter*	—	—	—	—	—	—
Third Quarter (July 1 — September 28)*	—	—	—	—	—	—
Third Quarter (September 28 — September 30)	—	—	—	—	$10.45	$10.30
Fourth Quarter	$9.67	$9.26	$1.65	$1.13	$11.13	$10.35
First Quarter 2008 (through March 18, 2008)	$9.49	$9.12	$1.35	$0.37	$10.80	$9.55

*	No figures are included as our Units commenced trading on the American Stock Exchange on September 28, 2007 and our common stock and warrants commenced trading on the American Stock Exchange on October 26, 2007.

Number of Holders of Common Stock.

The number of holders of record of our common stock on March 18, 2008 was six. However, the total number of beneficial holders is unknown as the majority of our common stock is held in street name through CEDE & Co.

Dividends.

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2007. We made a cash distribution on January 15, 2008 of $1,630,791 in total of $0.0706 per share, consisting of the interest earned on the Trust Account from September 28, 2007 to December 31, 2007. It is anticipated that we will pay dividends on a quarterly basis.

Recent Sales of Unregistered Securities.

On November 27, 2006, we issued 5,500,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of $0.005 per share (giving retroactive effect to the surrender for cancellation of an aggregate 1,604,448 shares of common stock by our shareholders on February 20, 2007, as adjusted for a one and one-half-for-one stock split in the form of a stock dividend effective as of July 6, 2007, a one and one-third-for-one stock split in the form of a stock dividend effective as of August 6, 2007 and a one and one-tenth-for-one stock split in the form of a stock dividend effective on September 24, 2007) as follows:

	Number of
Name	Shares	Relationship to us

Georgios Koutsolioutsos	2,310,000	President and Co-Chairman of the Board
Panagiotis Zafet	1,375,000	Chief Executive Officer and Co-Chairman of the Board
Simon Zafet	1,375,000	Chief Operating Officer and Director
Alexios Komninos	302,500	Chief Financial Officer, Treasurer and Director
Ioannis Tsigkounakis	137,500	Secretary and Director

Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals. No underwriting discounts or commissions were paid with respect to such sales.

All of our executive officers have purchased an aggregate of 16,016,667 warrants from us at a purchase price of $0.90 per warrant in a private placement in accordance with Regulation S under the Securities Act of 1933, generating gross proceeds of $14,415,000.

Use of Proceeds of our Initial Public Offering and Private Placement.

On September 28, 2007, we consummated our initial public offering of 23,100,000 units, which includes 1,100,000 units partially exercised as part of the underwriters’ over-allotment option. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.50. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $231,000,000. Maxim Group LLC acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (Nos. 333-144436 and 333-146281). The Securities and Exchange Commission declared the registration statement effective on September 24, 2007.

We incurred a total of $16,060,000 in underwriting discounts and commissions and $1,907,037 of expenses related to the public offering (including the over-allotment) and private placement.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Repurchases of Equity Securities.

None.

Item 6.	Selected Financial Data

The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with our financial statements and notes thereto included in the section beginning on page F-1. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

			Period from
		Period from	August 15,
		August 15,	2006
	Year	2006	(Inception)
	Ended	(Inception) to	to December 31,
	December 31,	December 31,	2007
	2007	2006	(Cumulative)

Statement of Operations Data:
Operating expenses:	$(445,039)	$(4,576)	$(449,615)
Interest income	$1,948,192	$1,028	$1,949,220
Net income (loss)	$1,445,250	$(4,372)	$1,440,878
Net income (loss) per common share — basic	$0.12	$(0.00)
Net income (loss) per common share — diluted	$0.10	$(0.00)

	As of December 31,	As of December 31,
	2007	2006

Balance Sheet Data:
Cash and cash equivalents	$2,210,726	$355,938
Money market funds — held in trust	$232,923,020	$—
Total assets	$235,213,724	$632,191
Total shareholders’ equity	$148,368,720	$20,628

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS 107. SFAS 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company is currently assessing the potential effect of SFAS 159 on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 160.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s financial statements.

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

Results of Operations

For the year ended December 31, 2007 we had a net income of $1,445,250. The net income consisted of $1,948,192 of interest income offset by operating expenses of $445,039 and interest expenses of $57,903 ($44,642 related to the underwriter and $13,261 related to shareholders). Operating expenses of $445,039 consisted of consulting and professional fees of $356,951, rent and office services expense of $22,500, insurance expense of $24,998, investor relations expense of $32,966, and other operating costs of $7,624.

For the period from August 15, 2006 (Inception) to December 31, 2006, we had a net loss of $4,372. The net loss consisted of $1,028 of interest income offset by interest expense of $824, accounting fees of $1,000, organization expenses of $3,450 and other operating expenses of $126.

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

We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used to finance the operations of the target business. In the event that the over-allotment option was to have been exercised in full, the first quarterly interest distribution to the public shareholders following the closing of the over-allotment was to have been reduced by up to $742,500 to permit the Company to draw from the interest earned on the proceeds in the Trust Account up to an aggregate of $742,500 to replace up to $742,500 of the costs and expenses incurred and paid in connection with the exercise of the over-allotment option, in order to ensure that at all times there is a minimum of $10.00 per unit held in the Trust Account. As of September 28, 2007, one-third of the over-allotment option had been exercised; accordingly, as of September 28, 2007, the Company is only permitted to draw one-third of the $742,500, or $247,500, from the interest earned on the proceeds in the Trust Account. The expenses that the Company may incur prior to consummation of a business combination may only be paid from the net proceeds of the Public Offering and the Private Placement not held in the Trust Account, which will initially be $3,000,000, subject to the Company’s ability to draw down an aggregate of up to an additional $742,500 of interest earned on the Trust Account as described above. We believe that the working capital available to us, in addition to the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time, we have estimated that the $3,000,000 shall be allocated approximately as follows: $670,000 for working capital and reserves (including finders’ fees, consulting fees or other similar compensation, potential deposits, down payments, franchise taxes or funding of a “no-shop” provision with respect to a particular business combination and the costs of dissolution, if any); $7,500 per month in connection with a consulting agreement we entered into on September 28, 2007; $600,000 for legal, accounting and other expenses attendant to the structuring and negotiation of a business combination; $70,000 with respect to legal and accounting fees relating to our SEC reporting obligations; $700,000 for due diligence, identification and research of prospective target business and reimbursement of out of pocket due diligence expenses to management; $150,000 for director and officer liability insurance premiums; and $630,000 for expenses incurred in connection with quarterly interest distributions to our public stockholders and related administrative and professional costs in connection with election to be classified as a partnership for United States Federal income tax purposes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations.

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

Forward Looking Statements.

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.	Financial Statements and Supplementary Data

Financial statements are attached hereto following beginning on Page F-1.

Item 9.	Changes in and Disagreements with our Independent Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A(T)	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the end of the period covered by this report that our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified under Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or all fraud. A control system no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange for newly public companies.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process, which began in 2007 and continue in 2008 for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Company

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position

Georgios Koutsolioutsos	39	President and Co-Chairman of the Board of Directors
Panagiotis Zafet	42	Co-Chairman of the Board of Directors
Simon Zafet	45	Chief Operating Officer and Director
Alexios Komninos	42	Chief Financial Officer, Treasurer and Director
Ioannis Tsigkounakis	42	Secretary and Director
Elias M. Culucundis	65	Director
Roland Beberniss	66	Director
George Hamawi	68	Director

Georgios Koutsolioutsos has been our President and Co-Chairman of the Board of Directors since inception. Mr. Koutsolioutsos has significant experience in the management and operations of public companies. He began his career at Folli Follie S.A. (ATSE: FOLLI), in 1992. Folli Follie is an international company with a multinational luxury goods brand and over three hundred points of sale (POS). Mr. Koutsolioutsos, who is currently the Vice-President and an executive member of the Board of Directors, has assisted with the growth of Folli Follie S.A. to a market capitalization of over $1.1 billion with revenues of over $500 million in 2006. Additionally, in 1997, Folli Follie SA was listed on the Athens Stock Exchange following an initial public offering conducted under his management. Mr. Koutsolioutsos also has extensive knowledge of business operations in the Asian markets where, for more than a decade, Folli Follie has had a presence. Furthermore, since 2002, Folli Follie was among the first companies in mainland China to obtain a full retail license. In 1999, Mr. Koutsolioutsos became a member of the Board of Directors of Hellenic Duty Free Shops S.A. (“HDFS” (ATSE: HDF)) and subsequently, as of May 2006, became the Chairman of the Board of Directors. HDFS is the exclusive duty free operator in Greece, one of the top fifteen duty free operators worldwide and has a market capitalization of approximately $1 billion. In 2003, Mr. Koutsolioutsos was awarded Manager of the Year in Greece. Mr. Georgios Koutsolioutsos received his B.Sc. in business and marketing from the University of Hartford, Connecticut, USA. He is fluent in five languages.

Panagiotis Zafet has been our Chief Executive Officer and Co-Chairman of the Board of Directors since inception. Mr. Zafet has extensive experience in the management of operations in the maritime shipping industry, as well as the purchase, sale and charter of vessels. Mr. Zafet started in the liner shipping industry in 1986 at Hellasco Shipping Ltd., of which he is a co-owner. Hellasco Shipping Ltd. is active in the trade of timber products and the regular service of vessels trading between Scandinavia, Greece and Cyprus. In 1991, he founded Balthellas Chartering S.A., a ship management and ship broking company with 2006 revenues of approximately $25 million, where he currently serves as managing director. Under his leadership, Balthellas Chartering expanded its business from the commercial management of vessels into the full-scale management of multipurpose vessels of the highest ice class, container ships, timber carriers and dry cargo ships. The fleet is trading worldwide with a strong presence in ice bound navigational waters such as the Baltic Sea, White Sea and the Sea of Azov. The Company also specializes in feeder container services offering mostly service in places with limited port infrastructures, such as in the East Mediterranean, North and West African ports, the Caribbean, Indian Ocean and the Far East. Mr. Zafet is also a co-owner and managing director of Hellasco Transport Ltd. Mr. Zafet has a law degree from the Aristotelio University of Thessaloniki and is fluent in three languages. He is a member of the Piraeus Marine Club and the Hellenic Shipbrokers Association.

Simon Zafet has been our Chief Operating Officer and a director since inception. Mr. Zafet has extensive experience in the management of operations in the maritime shipping industry, as well as the purchase, sale and charter of vessels. He worked at Adams and Porter New York Insurance Brokers from 1994 to 1995 and Harley Mullion shipping brokers in London from 1995 to 1996. In May 1996, he joined Hellasco Shipping Ltd. as Chief Executive Officer, developing and creating an elaborate network of shipping contacts that included all of

Scandinavia and the Eastern Mediterranean. Under his leadership, Hellasco Shipping Ltd. increased the transportation of its main forest products and expanded its liner business with the formation of a door-to-door shipping company, which runs high volumes and becoming the only and better alternative to a container for this part of the world. Mr. Zafet currently maintains the position of Chief Executive Officer at Hellasco Shipping Ltd. Mr. Zafet is also a co-owner of Hellasco Transport Ltd. He is an active member of the Greek-Finnish Commerce Association, the Swedish Commerce Association of Athens and the Baltic Exchange. Mr. Zafet received an undergraduate degree in Economics, Marketing and Computer Science from Boston University in Massachusetts in 1984 and a Master’s degree, with honors, in Shipping Trade and Finance from the London City University in 1998.

Alexios Komninos has been our Chief Financial Officer and a director since inception. Since 1991, he has been a major shareholder and chief operating officer of N. Komninos Securities SA, one of the oldest members of the Athens Stock Exchange and member of the Athens Derivatives Exchange, with total revenues of approximately $40 million in 2006. Mr. Komninos has extensive experience with respect to the review and assessment of companies’ financial positions as well as experience with respect to analysis of potential acquisitions. He has been involved in more than twenty successful initial public offerings and secondary offerings of companies listed on the Athens Stock Exchange, including Rokkas Energy S.A. (ATSE: ROKKA), a windmill parks company, Folli Follie S.A. (ATSE: FOLLI), a luxury goods company, Flexopack S.A. (ATSE: FLEXO), a packaging company, Eurobrokers S.A. (ATSE: EUBRK), an insurance broking company, and Edrasi S.A. (ATSE: EDRA), a specialized construction company. Mr. Komninos is primarily engaged in the business of securities portfolio management and currently manages a portfolio exceeding $450 million. Throughout 2004 and 2005, he was a financial adviser to Capital Maritime & Trading Corp., a holding company with revenues of approximately $188 million in 2004. Mr. Komninos also advises numerous other public companies in Greece on capital restructuring, mergers and acquisitions and buy-out projects. Mr. Komninos received his B.Sc. in economics from the University of Sussex in the United Kingdom and his M.Sc. in Shipping Trade and Finance from the City University Business School in London.

Ioannis Tsigkounakis has been our Secretary and a director since inception. Since 1992, he has been a practicing lawyer specializing in Shipping and Capital Markets law. In that capacity he has gained significant experience with respect to the negotiation of acquisitions and in all aspects of legal due diligence. In 1994 he joined the law firm of Vgenopoulos & Partners, one of the largest international practice firms in Greece. Mr. Tsigkounakis advises Greek issuers, brokers, investment firms and banking institutions on capital markets and investment banking matters. He has been involved in capital finance transactions, mergers and acquisitions, take-overs and buy-outs, both in Greece and abroad, including: (i) the acquisition through the Athens Exchange of a controlling interest in Proton Bank of Greece by IRF European Finance Investments Ltd., in May 2006, a company listed on the Alternative Investment Market of the London Stock Exchange (AIM), (ii) the public tender offer made by Laiki Bank Public Co. Ltd. of Cyprus to Egnatia Bank and Marfin Holdings of Greece, in September 2006, (iii) the acquisition of Links of London Ltd., in July 2006, and (iv) the issuance of a bond loan by HSBC, Alfa Bank, Piraeus Bank, BNP Paribas and National Bank of Greece, of $280 million for Folli Follie S.A., in June 2006. Since 2002, he has been a member of the Board of Directors of Aspropirgos Maritime Ltd., a company that owns a crude oil tanker owning and is a subsidiary of Paradise Tankers Corp., a large tanker carrier group with 2006 revenues of approximately $48M. Between 2003 and 2004, he was also a non-executive member of the Board of Directors of Marfin Bank Private Fund, a fund with $225 million under management. He is currently an executive member of the Board of Directors of Hellenic Duty Free Shops, a company listed on the Athens Exchange (ATSE: HDF). Mr. Tsigkounakis received his law degree from the National University of Athens and a master’s degree (DEA) in International and Banking Law from the University of Pantheon, Sorbonne I, France. Since 2005, he has been a member of the Greek Legal Society of Banking and Capital Markets Law.

Elias M. Culucundis has been a director of our company since inception. Mr. Culucundis has experience in the negotiation of acquisitions, as well as the oversight of due diligence. Since 2002, Mr. Culucundis has been a member of the Board of Directors of Folli Follie S.A. and since 2006 an executive member of the Board of Directors of Hellenic Duty Free Shops S.A. Since 1999, Mr. Culucundis has been President, Chief Executive Officer and Director of Equity Shipping Company Ltd., a company specializing in starting, managing and operating commercial and technical shipping projects the value of which exceeded 100 million as of the end of 2006. Additionally, from 1996 to 2000, he was a director of Kassian Maritime Shipping Agency Ltd., a ship management company operating a fleet of ten bulk carriers with revenues of approximately $180M, in 2006. During this time, Mr. Culucundis was also a director of Point Clear Navigation Agency Ltd, a marine project company instrumental in opening the Chinese shipbuilding market to Greek shipping. Point Clear Navigation Agency Ltd. aided in technically and commercially structuring the first panamax bulk carrier and the first panamax tanker to be built in Shanghai, China that subsequently became the prototype for over 50 subsequent orders for Greek shipping. From 1981 to 1995, Mr. Culucundis was a director of Kassos Maritime Enterprises Ltd., a company engaged in ship management. While at Kassos, he was initially a Technical Director and eventually ascended to the position of Chief Executive Officer, overseeing a large fleet of panamax, aframax and VLCC tankers, as well as overseeing new building contracts, specifications and the construction of new buildings. From 1971 to 1980, Mr. Culucundis was a director and the Chief Executive Officer of Off Shore Consultants Inc. and Naval Engineering Dynamics Ltd. Off Shore Consultants Inc. was a pioneer in FPSO (Floating Production, Storage and Offloading vessel, “FPSO”) design and construction and responsible for the technical and commercial supervision of a pentagon-type drilling rig utilized by Royal Dutch Shell plc. Seven FPSO’s were designed and constructed that were subsequently utilized by Pertamina, ARCO, Total and Elf-Aquitaine. Naval Engineering Dynamics Ltd. was responsible for purchasing, re-building and operating vessels that had suffered major damage. From 1966 to 1971, Mr. Culucundis was employed as a Naval Architect for A.G. Pappadakis Co. Ltd., London, responsible for tanker and bulk carrier new buildings and supervising the technical operation of the company fleet. He is a graduate of Kings College, Durham University, Great Britain, with a degree in Naval Architecture and Shipbuilding. He is a member of several industry organizations, including the Council of the Union of Greek Shipowners and American Bureau of Shipping. Mr. Culucundis is a fellow of the Royal Institute of Naval Architects and a Chartered Engineer.

Roland Beberniss has been a director of our company since inception. Mr. Beberniss has extensive experience in maritime shipping acquisitions and operations. In 1976, he became manager of Lubisch Hanseatische Schiffahrtsgesellschaft, a cargo handling company in the ports of Hamburg, Jedda and Jubail in Saudi Arabia. From 1980 to 1986, he was employed by Hamburg Port Consultant, during which time he was involved in several studies concerning the working procedures and logistic processes for companies such as Daimler Benz, Hamburger Hafen und Lagerhaus Gesellschaft and the Ministry of Transport in Saudi Arabia. In 1991, he became manager of Lubecker Hafen Gesellschaft, a cargo handling company in the port of Lubeck, and under his leadership, the port capacity was increased by approximately 40.0% and new shipping lines were acquired. From 1994 to 2006, Mr. Beberniss served as manager of Enso Nord, a subsidiary of Stora Enso (NYSE: SEO), a company with a market cap of $14 billion, where he organized and optimized the transport of paper products from Finland, Sweden and Germany to various customers in Europe. In 2005, he founded RBB Shipping GmbH. Mr. Beberniss is a graduate of the Naval School of Hamburg, Germany and a graduate of the University of Hamburg with a degree in business administration.

George Hamawi has been a director of our company since inception. Mr. Hamawi has been a practicing lawyer for over 40 years, during which time he has gained extensive knowledge of the maritime shipping industry, particularly with respect to assessing legal issues related to potential acquisition opportunities. From 1964 to 1975, Mr. Hamawi practiced law in Ethiopia at the firm of Hamawi & Hamawi, specializing in commercial ventures, insurance, labor and taxation. In 1974, he also served as a legal consultant to the Andre Family of Lausanne, which had two farming projects in Ethiopia, and as a consultant to Continental Homes, an American Housing project to build and sell 1000 homes in the outskirts of the city of Addis Ababa. From 1975 to 1977, he served as Secretary of the Hellenic United Shipowners Mutual Defense Association (HUSMA). Additionally, in 1986, he founded the shipping consulting firm of Mercantile Marine Ltd., with clients’ fleets ranging from 2 ships to 40 ships. In 1992, through Mercantile Marine, Mr. Hamawi consulted on the shipbuilding contracts for 12 handy-sized vessels in Japan and for seven panamax vessels in Romania. He is a graduate of the University of Ethiopia with a BA in Political Science and a graduate of McGill University in Montreal, Canada with a Post Graduate Degree in Civil Law. Mr. Hamawi is presently working as a legal consultant.

Family Relationships

Panagiotis Zafet and Simon Zafet are brothers. No other family relationship exists between any of the directors and officers of the Company.

Our board of directors is divided into three classes with only one class of directors being elected in each year, beginning at the third annual meeting. The term of office of the first class of directors, consisting of Roland Beberniss and Elias Culucundis will expire at our fifth annual meeting of stockholders. The term of office of the second class of directors, consisting of Alexios Komninos, Ioannis Tsigkounakis and George Hamawi will expire at the fourth annual meeting. The term of office of the third class of directors, consisting of Panagiotis Zafet and Simon Zafet, will expire at the third annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file. To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the year ended December 31, 2006, our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Board Committees.

Our board of directors has an audit committee and a nominating committee. Our board of directors has adopted a charter for each of the audit and nominating committees, as well as a code of conduct and ethics that governs the conduct of our directors, officers and employees.

Our audit committee consists of David Wong, Maximos Kremos and Peter Blumen. Each member of our audit committee is financially literate under the current listing standards of the American Stock Exchange, and our board of directors has determined that Peter Blumen qualifies as an “audit committee financial expert,” as such term is defined by SEC rules. We intend to locate and appoint at least one additional independent director to our audit committee within one year after the completion of the offering.

The audit committee will review the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit committee will also select our independent registered public accounting firm, review and approve the scope of the annual audit, review and evaluate with the independent public accounting firm our annual audit and annual consolidated financial statements, review with management the status of internal accounting controls, evaluate problem areas having a potential financial impact on us that may be brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors, and evaluate all of our public financial reporting documents.

Our Nominating Committee consists of David Wong and Maximos Kremos. The compensation of our chief executive officer and other officers will be determined by a majority of our independent directors in accordance with Section 805 of the American Stock Exchange Company Guide.

Code of Conduct and Ethics.

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and the rules of the American Stock Exchange.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The compensation of our chief executive officer and other officers is determined by a majority of our independent directors in accordance with Section 805 of the American Stock Exchange Company Guide.

Compensation Objectives

No compensation of any kind has or will be paid to any of our officers or directors, or any of their affiliates, from us or from any other party for any services rendered to us prior to or in connection with the consummation of the business combination.

Elements of Compensation

Base Salary.  No executive officer has received any cash compensation for services rendered and no compensation of any kind, including finder’s and consulting fees, will be paid to any of our existing stockholders, including our officers and directors, or any of their respective affiliates, for services rendered to us prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Such individuals may be paid consulting, management or other fees from target businesses as a result of the business combination, with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to the stockholders.

Equity Incentive Compensation.  Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria.

Determination of Compensation

The Compensation Committee is responsible for evaluating our executive officers’ performance to determine executive compensation. The Compensation Committee will also determine whether an executive officer is eligible for incentive compensation and, if it is deemed in the best interests of the Company, the Committee may recommend that stock options be granted to one or more executive officers.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans. Our Compensation Committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in our best interests.

Compensation of Directors

We do not provide cash or other compensation to our directors for their services as members of the Board or for attendance at Board or committee meetings. However, our directors will be reimbursed for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 18, 2008, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

	Amount and	Percentage of
	Nature of	Outstanding
	Beneficial	Common
Name and Address of Beneficial Owner(1)	Ownership(2)	Stock

Georgios Koutsolioutsos	2,310,000	8.08%
Panagiotis Zafet	1,375,000	4.81%
Simon Zafet	1,375,000	4.81%
Alexios Komninos	302,500	1.06%
Ioannis Tsigkounakis	137,500	*
George Hamawi	0	*
Roland Beberniss	0	*
Elias M. Culucundis	0	*
QVT Financial LP	1,800,670	6.30%
Pine River Capital Management L.P.	1,739,000	6.08%
HBK Investments LP	1,582,200	5.53%
Sapling, LLC	1,330,100	4.65%
All directors and executive officers as a group (8 individuals)	5,500,000	19.23%

*	less than one (1%) percent

(1)	Unless otherwise indicated, the business address of each of the individuals is 10 Amfitheas Avenue, Athens Greece, 17564 P. Faliro.

(2)	Does not include shares of common stock issuable upon exercise of warrants that are not exercisable in the next 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.	Certain Relationships and Related Transactions

On November 27, 2006, we issued an aggregate of 5,500,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at a purchase price of $0.005 per share, as follows:

	Number of
Name	Shares(1)	Relationship to us

Georgios Koutsolioutsos	2,310,000	President and Co-Chairman of the Board
Panagiotis Zafet	1,375,000	Chief Executive Officer and Co-Chairman of the Board
Simon Zafet	1,375,000	Chief Operating Officer and Director
Alexios Komninos	302,500	Chief Financial Officer, Treasurer and Director
Ioannis Tsigkounakis	137,500	Secretary and Director

(1)	All such numbers give retroactive effect to the surrender for cancellation of an aggregate 1,604,448 shares of common stock by our shareholders on February 20, 2007, as adjusted for a one and one-half-for-one stock split in the form of a stock dividend effective as of July 6, 2007, a one and one-third-for-one stock split in the form of a stock dividend effective as of August 6, 2007 and a one and one-tenth-for-one stock split in the form of a stock dividend effective on September 24, 2007.

The holders of the majority of these shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the consummation of the initial public offering. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, is not before

12 months after the consummation of a business combination. In addition, these shareholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

All of our executive officers have purchased an aggregate of 16,016,667 warrants from us at a purchase price of $0.90 per warrant in a private placement in accordance with Regulation S under the Securities Act of 1933. We will grant the holders of such warrants demand and “piggyback” registration rights with respect to the 16,016,667 warrants and the 16,016,667 shares underlying the warrants at any time commencing on the date the shares are released from escrow. The demand registration may be exercised by the holders of a majority of such warrants. We will bear the expenses incurred in connection with the filing of any such registration statements.

Because the warrants sold in the private placement were originally issued pursuant to an exemption from the registration requirements under the federal securities laws, the holders of such warrants will be able to exercise their warrants even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of such warrants is not current. The warrants purchased in the private placement will contain restrictions prohibiting their transfer (except that holders of the insider warrants may transfer them to family members and trusts for estate planning purposes or, upon death, to an estate or beneficiaries) and will be non-redeemable so long as our officers and directors and/or their permitted transferees hold such warrants. Although the insider warrants are not subject to a formal escrow agreement, they will be subject to a lock-up agreement that will expire upon the consummation of a business combination and will be held in an account established by each of our executive officers with Maxim Group LLC until such time as we consummate a business combination. Our executive officers will not ask for, and Maxim Group LLC will not grant, any waiver of the lock-up agreement. With those exceptions, the insider warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the initial public offering.

Pursuant to promissory notes dated December 14, 2006, Messrs. Georgios Koutsolioutsos, Panagiotis Zafet, Simon Zafet, Alexios Komninos and Ioannis Tsigkounakis loaned a total of $350,000 and pursuant to promissory notes dated January 12, 2007, Messrs. Georgios Koutsolioutsos, Panagiotis Zafet and Simon Zafet loaned a total of $100,986 to us to cover expenses related to the initial public offering, which loans, plus accrued interest, will be repaid from the proceeds of the initial public offering.

We were obligated since September 24, 2007 to pay to Balthellas Chartering S.A., a company controlled by Panagiotis Zafet and Simon Zafet, our Chief Executive Officer and Chief Operating Officer, respectively, and each a director of the Company, a monthly fee of $7,500 for administrative, technology and secretarial services, as well as the use of limited office space in Athens, Greece. We believe that based on rents and fees for similar services in Athens, the fee charged by Balthellas Chartering S.A. is at least as favorable as we could have obtained from an unaffiliated party.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us. Our board of directors has designated Mr. Komninos, our Chief Financial Officer, to pass upon the reasonableness of any reimbursable expenses incurred by members of our management that exceed $1,000. To the extent that Mr. Komninos seeks reimbursement of expenses he has incurred in excess of $1,000, such reimbursement will be reviewed by our board of directors with Mr. Komninos abstaining. Other than through this review process, or the review of a court of competent jurisdiction if such reimbursement is challenged, there will be no other review of the reasonableness of these expenses. Although we believe that all actions taken by our directors on our behalf will be in our best interests, we cannot assure you that this will be the case.

Other than amounts paid to Balthellas Chartering S.A. and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our existing shareholders, officers or directors who owned our common stock prior to the initial public offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

Item 14.	Independent Accounting Firm Fees and Services

During the year ended December 31, 2007, the firm of Weinberg & Company, P.A. (“Weinberg”) was our independent accounting firm. The following is a summary of fees paid or to be paid to Weinberg for services rendered.

The following table presents the aggregate fees for professional services and other services rendered by our independent accounting firm to us in 2007 and 2006.

	2007	2006

Audit fees(1)	$25,000	$32,830
Audit related fees(2)	129,863	—
Tax fees	—	—
All other fees	—	—

Total	$154,863	$32,380

(1)	Audit fees for 2006 consisted of professional services rendered for the audit of the Company’s financial statements for the year ended December 31, 2006. Audit fees for 2007 consisted of professional services rendered for the audit of the Company’s financial statements for the year ended December 31, 2007.

(2)	Audit related fees consisted of professional services rendered for the audit of the Company’s financial statements at September 28, 2007 included in our Current Report on Form 8-K, for the review of the financial statements included in our Quarterly Report on Form 10-Q for the quarters ended June 30, 2007 and September 30, 2007, and for services performed in connection with the Company’s registration statement on Form F-1.

Pre-Approval of Services

All audit and non-audit services to be performed by the Company’s independent accounting firm must be approved in advance by the Audit Committee. The Audit Committee may delegate to one member of the committee the authority to grant pre-approvals with respect to non-audit services. For audit services, each year the independent accounting firm provides the Audit Committee with an engagement letter outlining the scope of proposed audit services to be performed during the year, which must be formally accepted by the Committee before the audit commences. The independent accounting firm also submits an audit services fee proposal, which also must be approved by the Committee before the audit commences.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements.

An index to Financial Statements appears on page F-1.

(b) Exhibits.

The following Exhibits are filed as part of this report

Exhibit No.	Description

1.1	Form of Underwriting Agreement(1)
3.1	Form of Second Amended and Restated Certificate of Incorporation(1)
3.2	By-laws(1)
3.3	Amendment No. 1 to the Bylaws of Seanergy Maritime Corp(1)
4.1	Specimen Unit Certificate(1)
4.2	Specimen Common Stock Certificate(1)
4.3	Specimen Public Warrant Certificate(1)
4.4	Specimen Private Warrant Certificate(1)

Exhibit No.	Description

4.5	Form of Warrant Agreement between Continental Stock Transfer and Trust Company and the Registrant(1)
4.6	Form of Unit Purchase Option to be granted to the Representative(1)
10.1	Letter Agreement by Panagiotis Zafet(1)
10.2	Letter Agreement by Georgios Koutsolutsos(1)
10.3	Letter Agreement by Simon Zafet(1)
10.4	Letter Agreement by Alexis Komninos(1)
10.5	Letter Agreement by Ioannis Tsigounakis(1)
10.6	Letter Agreement by George Hamawi(1)
10.7	Letter Agreement by Roland Beberniss(1)
10.8	Letter Agreement by Elias M. Culucundis(1)
10.9	Investment Management Trust Agreement between Continental Stock Transfer and Trust Company and the Registrant(1)
10.10	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer and Trust Company and the Initial Stockholders(1)
10.11	Form of Services Agreement between the Registrant and Diadochi; Chi Alvertou Zafet S.A.(1)
10.12	Stock Surrender Agreement dated as of February 20, 2007 among the Registrant and each of the individuals listed on Schedule A thereto(1)
10.13	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders(1)
10.14	Form of Subscription Agreement between Registrant and Executive Officers of the Company(1)
10.15	Promissory Note dated December 14, 2006 issued to Alexis Komninos(1)
10.16	Promissory Note dated December 14, 2006 issued to Georgios Koutsolioutsos(1)
10.17	Promissory Note dated December 14, 2006 issued to Ioannis Tsigkounakis(1)
10.18	Promissory Note dated December 14, 2006 issued to Panagiotis Zafet(1)
10.19	Promissory Note dated December 14, 2006 issued to Simon Zafet(1)
10.20	Promissory Note dated January 12, 2007 issued to Georgios Koutsolioutsos(1)
10.21	Promissory Note dated January 12, 2007 issued to Simon Zafet(1)
10.22	Promissory Note dated January 12, 2007 issued to Panagiotis Zafet(1)
10.23	Form of Side Letter with Initial Shareholders(1)
10.24	Right of First Refusal and Corporate Opportunities Agreement by and between Balthellas Chartering SA and the Registrant(1)
10.25	Right of First Refusal and Corporate Opportunities Agreement by and between Hellasco Shipping Ltd. and the Registrant(1)
10.26	Right of First Refusal and Corporate Opportunities Agreement by and between Hellasco Transport Ltd. and the Registrant(1)
10.27	Right of First Refusal and Corporate Opportunities Agreement by and between RBB Shipping GmbH and the Registrant(1)
10.28	Right of First Refusal and Corporate Opportunities Agreement by and between Equity Shipping Ltd. and the Registrant(1)
14	Code of Business Conduct and Ethics(1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Exchange Act
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(A) of the Exchange Act
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form F-1 (File Nos. 333-144436 and 333-146281).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEANERGY MARITIME CORP.

By:	/s/ Panagiotis Zafet
Panagiotis Zafet, Chief Executive Officer and
Co-Chairman of the Board of Directors

March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Georgios Koutsolioutsos Georgios Koutsolioutsos	President and Co-Chairman of the Board of Directors	March 31, 2008

/s/ Panagiotis Zafet Panagiotis Zafet	Chief Executive Officer and Co-Chairman of the Board of Directors (principal executive officer)	March 31, 2008

/s/ Simon Zafet Simon Zafet	Chief Operating Officer and Director	March 31, 2008

/s/ Alexios Komninos Alexios Komninos	Chief Financial Officer, Treasurer and Director (principal financial and accounting officer)	March 31, 2008

/s/ Ioannis Tsigkounakis Ioannis Tsigkounakis	Secretary and Director	March 31, 2008

/s/ George Hamawi George Hamawi	Director	March 31, 2008

/s/ Roland Beberniss Roland Beberniss	Director	March 31, 2008

/s/ Elias M. Culucundis Elias M. Culucundis	Director	March 31, 2008

SEANERGY MARITIME CORP.
(a corporation in the development stage)

FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INDEX

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements
Balance Sheets as of December 31, 2007 and 2006	F-3
Statements of Operations for the year ended December 31, 2007, the period from August 15, 2006 (Inception) to December 31, 2006, and the period from August 15, 2006 (Inception) to December 31, 2007 (Cumulative)
F-4
Statement of Shareholders’ Equity for the period from August 15, 2006 (Inception) to December 31, 2007	F-5
Statements of Cash Flows for the year ended December 31, 2007, the period from August 15, 2006 (Inception) to December 31, 2006, and the period from August 15, 2006 (Inception) to December 31, 2007 (Cumulative)
F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Seanergy Maritime Corp.

We have audited the accompanying balance sheets of Seanergy Maritime Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2007, the period from August 15, 2006 (Inception) to December 31, 2006, and the period from August 15, 2006 (Inception) to December 31, 2007 (Cumulative). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seanergy Maritime Corp. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007, the period from August 15, 2006 (Inception) to December 31, 2006, and the period from August 15, 2006 (Inception) to December 31, 2007 (Cumulative), in conformity with accounting principles generally accepted in the United States of America.

/s/  Weinberg & Company, P.A.
Weinberg & Company, P.A.

Boca Raton, Florida
March 12, 2008

SEANERGY MARITIME CORP.
(a corporation in the development stage)

BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$2,210,726	$355,938
Money market funds — held in trust	232,923,020	—
Prepaid expenses and other current assets	79,978	20,000

Total current assets	235,213,724	375,938
Deferred offering costs	—	256,253

Total assets	$235,213,724	$632,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$587,872	$184,753
Amounts due to underwriter	5,407,142	—
Accrued interest payable to shareholders	—	824
Due to shareholders	—	75,986
Notes payable to shareholders	—	350,000

Total current liabilities	5,995,014	611,563

Common stock subject to possible redemption — 8,084,999 shares at redemption value	80,849,990	—

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par value; authorized — 1,000,000 shares; issued — none	—	—
Common stock, $0.0001 par value; authorized — 89,000,000 shares; issued and outstanding — 28,600,000 shares, inclusive of 8,084,999 shares subject to possible redemption, at December 31, 2007 and 7,264,893 shares at December 31, 2006	2,860	726
Additional paid-in capital	146,924,982	24,274
Retained earnings (deficit)	1,440,878	(4,372

Total shareholders’ equity	148,368,720	20,628

Total liabilities and shareholders’ equity	$235,213,724	$632,191

See accompanying notes to financial statements.

SEANERGY MARITIME CORP.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

			Period from
		Period from	August 15,
		August 15,	2006
	Year	2006	(Inception) to
	Ended	(Inception) to	December 31,
	December 31,	December 31,	2007
	2007	2006	(Cumulative)

Operating expenses	$(445,039)	$(4,576)	$(449,615)
Interest income	1,948,192	1,028	1,949,220
Interest expense — underwriter	(44,642)	—	(44,642)
Interest expense — shareholders	(13,261)	(824)	(14,085)

Net income (loss)	$1,445,250	$(4,372)	$1,440,878

Net income (loss) per common share —
Basic	$0.12	$(0.00)

Diluted	$0.10	$(0.00)

Weighted average common shares outstanding —
Basic	11,754,095	7,264,893

Diluted	15,036,283	7,264,893

See accompanying notes to financial statements.

SEANERGY MARITIME CORP.
(a corporation in the development stage)

STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Shareholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance, August 15, 2006 (Inception)	—	$—	$—	—	—
Sale of shares to founding shareholders at $0.0034 per share	7,264,893	726	24,274	—	25,000
Net loss for the period from August 15, 2006 (Inception) to December 31, 2006	—	—	—	(4,372)	(4,372)

Balance, December 31, 2006	7,264,893	726	24,274	(4,372)	20,628
Shares surrendered and cancelled	(1,764,893)	(176)	176	—	—
Sale of shares and warrants in private placement and public offering, net of offering costs of $18,062,268	23,100,000	2,310	227,350,422	—	227,352,732
Sale of underwriter’s purchase option	—	—	100	—	100
Capital contributed by founding shareholders	—	—	400,000	—	400,000
Shares reclassified to “Common stock subject to mandatory redemption”	—	—	(80,849,990)	—	(80,849,990)
Net income for the year ended December 31, 2007	—	—	—	1,445,250	1,445,250

Balance, December 31, 2007	28,600,000	$2,860	$146,924,982	$1,440,878	$148,368,720

See accompanying notes to financial statements.

SEANERGY MARITIME CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

			Period from
		Period from	August 15,
		August 15,	2006
	Year	2006	(Inception) to
	Ended	(Inception) to	December 31,
	December 31,	December 31,	2007
	2007	2006	(Cumulative)

Net income (loss)	$1,445,250	$(4,372)	$1,440,878
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in —
Prepaid expenses and other current assets	(59,978)	(20,000)	(79,978)
Increase (decrease) in —
Accounts payable and accrued expenses	155,335	3,500	158,835
Accrued interest payable to shareholders	(824)	824	—
Accrued interest payable to underwriter	44,642	—	44,642

Net cash provided by (used in) operating activities	1,584,425	(20,048)	1,564,377

Cash flows from investing activities:
Increase in trust account from interest earned on funds held in trust	(1,923,020)	—	(1,923,020)
Funds placed in trust account from offerings	(231,000,000)	—	(231,000,000)

Net cash used in investing activities	(232,923,020)	—	(232,923,020)

Cash flows from financing activities:
Proceeds from initial sale of common stock	—	25,000	25,000
Gross proceeds from private placement	14,415,000	—	14,415,000
Gross proceeds from public offering	231,000,000	—	231,000,000
Payment of offering costs	(11,795,731)	(75,000)	(11,870,731)
Proceeds from underwriter’s purchase option	100	—	100
Proceeds from shareholders loans	—	350,000	350,000
Repayment of shareholders loans	(450,986)	—	(450,986
Advances from shareholders, net	25,000	75,986	100,986

Net cash provided by financing activities	233,193,383	375,986	233,569,369

Net increase in cash	1,854,788	355,938	2,210,726
Cash at beginning of period	355,938	—	—

Cash at end of period	$2,210,726	$355,938	$2,210,726

Cash paid for:
Interest	$14,086	—	$14,086

Income taxes	$—	$—	$—

Supplemental disclosure of non-cash financing activities:
Capital contributed by founding shareholders in the form of legal fees paid	$400,000	$—	$400,000

Increase in accrued offering costs and placement fees	5,610,284	181,253	5,791,537

Shareholder advances converted to notes payable	$100,986	$—	$100,986

Common stock subject to possible redemption	$84,849,990	$—	$80,849,990

Par value of common stock surrendered and cancelled	$176	$—	$176

Fair value of unit purchase option issued to underwriters	$7,390,000	$—	$7,390,000

See accompanying notes to financial statements.

SEANERGY MARITIME CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

1.	Organization and Proposed Business Operations

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

At December 31, 2007, the Company had not yet commenced any business operations and is therefore considered a “corporation in the development stage”. All activity through December 31, 2007 related to the Company’s formation and capital raising efforts, as described below. The Company is subject to the risks associated with development stage companies. The Company has selected December 31 as its fiscal year-end.

The Company’s ability to acquire an operating business was contingent upon obtaining adequate financial resources through a private placement in accordance with Regulation S under the Securities Act of 1933, as amended (“Private Placement”) and a public offering (“Public Offering”, and together with the Private Placement, the “Offerings”), which are discussed in Note 3. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offerings, although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with an operating company. As used herein, a “target business” shall include one or more operating businesses or assets in the maritime shipping industry, or related industries, or a combination thereof, and a “business combination” shall mean the acquisition by the Company of such a target business. There can be no assurances that the Company will be able to successfully effect a business combination.

2.	Summary of Significant Accounting Policies

Cash Equivalents and Concentrations of Credit Risk

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

The Company maintains its non-trust cash and cash equivalent accounts with a financial institution located in Greece. The balances in such accounts are insured by the Central Bank of Greece up to 20,000 Euros (approximately $29,500 at December 31, 2007). At December 31, 2007, the Company’s uninsured non-trust cash balance amounted to approximately $2,181,300.

The Company maintains its cash and cash equivalent accounts held in trust with a financial institution located in the United States. Such cash and cash equivalents held in trust, at times, may exceed federally insured limits. The Company maintains its cash and cash equivalents held in trust with financial institutions with high credit ratings.

Income Taxes

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after

SEANERGY MARITIME CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006 — (Continued)

December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have a material effect on the Company’s financial statements.

For United States federal income tax purposes, the Company has elected to be classified as a partnership effective January 1, 2007. The Company makes quarterly distributions of interest income earned on the trust account to its Public Shareholders on a pro rata basis (see Note 3). The Company anticipates that substantially all of the funds in the trust account will be invested in tax exempt money market accounts that will generate income, which generally should be exempt from United States federal income tax.

Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. At December 31, 2007, potentially dilutive securities consisted of outstanding warrants to acquire an aggregate of 41,116,667 shares of common stock, of which warrants to acquire 1,000,000 shares were anti-dilutive at such date. The calculation of diluted weighted average common shares outstanding for the year ended December 31, 2007 is based on the average of the closing price of the Company’s common stock for the period that it was quoted on the American Stock Exchange.

The calculation of net income (loss) per share is summarized as follows:

		Period from
		August 15,
		2006
	Year Ended	(Inception) to
	December 31,	December 31,
	2007	2006

Basic:
Net income (loss)	$1,445,250	$(4,372)
Weighted average common shares outstanding	11,754,095	7,264,893

Net income (loss) per common share — basic	$0.12	$(0.00)

Diluted:
Net income (loss)	$1,445,250	$(4,372)
Weighted average common shares outstanding	11,754,095	7,264,893
Effect of dilutive warrants	3,282,188	—

Diluted weighted average common shares outstanding	15,036,283	7,264,893

Net income (loss) per common share — diluted	$0.10	$(0.00)

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

SEANERGY MARITIME CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006 — (Continued)

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, cash held in trust, prepaid expenses, accounts payable, accrued expenses, due to underwriter, due to shareholders and notes payable to shareholders approximate their respective fair values, due to the short-term nature of these items and/or the current interest rates payable in relation to current market conditions.

Share-Based Payments

The Company accounts for share-based payments pursuant to Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments, including grants of employee stock options to employees, to be recognized in the financial statements based on their fair values. The Company adopted SFAS No. 123R on August 15, 2006 (Inception) and expects that it could have a material impact on the Company’s financial statements to the extent that the Company grants stock-based compensation in future periods.

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

Gains or losses resulting from translation adjustments, to the extent material, are included in other income (expense) in the statement of operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the potential effect of SFAS No. 157 on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and

SEANERGY MARITIME CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006 — (Continued)

liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the potential effect of SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts

SEANERGY MARITIME CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006 — (Continued)

attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 160.

3.	Private Placement and Public Offering

On September 28, 2007, the Company, pursuant to its Public Offering, sold 23,100,000 units, which included 1,100,000 units exercised pursuant to the underwriters’ over-allotment option, at a price of $10.00 per unit. Each unit consisted of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.50 per share commencing the later of the completion of a business combination with a target business or one year from the effective date of the Public Offering and expires on September 28, 2011, four years from the date of the offering prospectus. The warrants will be redeemable at a price of $0.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to date on which notice of redemption is given. Pursuant to the terms of the warrant agreement governing the warrants, in no event will a warrant holder be entitled to receive a net-cash settlement in lieu of physical settlement in shares of common stock in the event that the Company is not in compliance with its obligation to register and maintain a current registration statement under the Securities Act of 1933, as amended, with respect to the underlying shares of common stock. Accordingly, the warrants may never be redeemed and could expire unexercised since a valid registration statement covering the underlying shares of common stock is required in either case, because there is no net-cash settlement. Subsequently, the underwriter notified the Company that it was not going to exercise any of the remaining units as part of its over-allotment option. The common stock and warrants included in the units began to trade separately on October 26, 2007.

The Company agreed to pay the underwriters in the Public Offering an underwriting discount of 3.75% of the gross proceeds and upon the consummation of a business combination the underwriters will receive an additional contingent underwriting discount equal to 2.25% of the gross proceeds. With respect to units sold pursuant to the underwriters’ over-allotment option, the underwriters are to receive an underwriting discount of 2.25% of the gross proceeds and upon the consummation of a business combination the underwriters will receive an additional contingent underwriting discount equal to 3.75% of the gross proceeds. With respect to the 23,100,000 units sold on September 28, 2007, the total contingent underwriting discount was $5,362,500. As of December 31, 2007, the amount due to underwriter consisted of the total contingent underwriting discount of $5,362,500, plus $44,642 of accrued interest, as described at Note 8.

Pursuant to the underwriting agreement, the Company also paid a 1.0% non-accountable expense allowance, and issued a unit purchase option to Maxim, for $100, to purchase up to a total of 1,000,000 units at $12.50 per unit. Pursuant to the terms of the unit purchase option, under no circumstances will the Company be required to net-cash settle the exercise of the Unit Purchase Option or the underlying warrants. This would be applicable in the event that the Company is not in compliance with its obligation to register and maintain a current registration statement under the Securities Act of 1933, as amended, with respect to the underlying shares of common stock. Accordingly the underlying warrants may never be redeemed and could expire unexercised as a current registration statement covering the underlying shares of common stock is required in either case. Because there is no net-cash settlement, the Company accounted for the fair value of the unit purchase option, inclusive of the receipt of the $100 cash payment, as a cost of the Public Offering, resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of this unit purchase option is approximately $7,390,000 ($7.39 per unit) using a Black-

SEANERGY MARITIME CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006 — (Continued)

Scholes option-pricing model. The fair value of the unit purchase option granted to Maxim is estimated as of the date of grant using the following assumptions: (1) expected volatility of 100.0%, (2) risk-free interest rate of 5.0% and (3) expected life of 5 years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying warrants and the market price of the units and underlying securities) to exercise the unit purchase option without the payment of any cash. The warrants underlying such units will be exercisable at $6.50 per share.

On September 28, 2007, the closing date of the Offerings, 100% of the proceeds of the Public Offering, which consisted of $231,000,000, including $5,362,500 of contingent underwriting compensation, which will be paid to Maxim if a business combination is consummated, but which will be forfeited in part if the public shareholders elect to have their shares redeemed for cash and in full if a business combination is not consummated, was placed in a trust account at Deutsche Bank Trust Company Americas maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee (“Trust Account”), and invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Company. In the event that the over-allotment option was to have been exercised in full, the first quarterly interest distribution to the public shareholders following the closing of the over-allotment was to have been reduced by up to $742,500 to permit the Company to draw from the interest earned on the proceeds in the Trust Account up to an aggregate of $742,500 to replace up to $742,500 of the costs and expenses incurred and paid in connection with the exercise of the over-allotment option, in order to ensure that at all times there is a minimum of $10.00 per unit held in the Trust Account. On September 28, 2007, one-third of the over-allotment option had been exercised; accordingly, the Company is only permitted to draw one-third of the $742,500, or $247,500, from the interest earned on the proceeds in the Trust Account. The expenses that the Company may incur prior to consummation of a business combination may only be paid from the net proceeds of the Public Offering and the Private Placement not held in the Trust Account, which will initially be $3,000,000, subject to the Company’s ability to draw down an aggregate of up to an additional $742,500 of interest earned on the Trust Account as described above.

On September 28, 2007, and prior to the consummation of the Public Offering described above, all of the Company’s executive officers purchased from the Company an aggregate of 16,016,667 warrants at $0.90 per warrant in a Private Placement. All insider warrants issued in the Private Placement are identical to the warrants in the units sold in the Public Offering, except that: (i) subject to certain limited exceptions, none of the warrants are transferable or saleable until after the Company completes a business combination; (ii) the warrants are not subject to redemption if held by the initial holders thereof; and (iii) the warrants may be exercised on a cashless basis if held by the initial holders thereof. A portion of the proceeds from the sale of these insider warrants has been added to the proceeds from the Public Offering held in the Trust Account pending the completion of the Company’s initial business combination, with the balance held outside the Trust Account to be used for working capital purposes. No placement fees were payable on the warrants sold in the Private Placement. The sale of the warrants to management did not result in the recognition of any stock-based compensation expense because they were sold at approximate fair market value.

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

SEANERGY MARITIME CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006 — (Continued)

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

4.	Money Market Funds — Held In trust

Money market funds — held in trust at December 31, 2007 consists primarily of an investment in the BlackRock MuniFund with a market value of $232,913,036 and an annualized tax-exempt yield of 3.16% at December 31, 2007.

The BlackRock MuniFund commenced operations on February 4, 1980, and invests in money market instruments: U.S. state and sub-division tax-exempt obligations with remaining maturities of less than 13 months, bonds rated AA, notes rated SP-1/MIG-1, and variable rate demand notes rated VMIG-1. Certain portions of this investment fund may not be covered by insurance.

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

Prior to December 31, 2006, three of the Company’s Initial Shareholders had advanced a total of $75,986 in cash and other expenditures to the Company on a non-interest bearing basis. On January 5, 2007, an additional $25,000 was similarly advanced. On January 12, 2007, these advances were converted into unsecured promissory notes bearing interest at the rate of 4.0% per annum and made due and payable on the earlier of (i) January 12, 2008 or (ii) the date on which the Company consummated an initial public offering of its securities. The notes, including related accrued interest of $2,867, were paid in full on September 28, 2007.

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

SEANERGY MARITIME CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006 — (Continued)

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

Pursuant to the Company’s Second Amended and Restated Articles of Incorporation, the Company is required to make distributions to its public shareholders, equivalent to the interest earned on the trust (less any taxes payable by the Company and exclusive of (i) up to $420,000 of interest earned on Maxim’s deferred underwriting compensation and (ii) up to an aggregate of $742,500 of interest income on the proceeds in the trust account that the Company may draw in the event the over-allotment option is exercised in full) on a pro-rata basis to its public shareholders until the earlier of the consummation of a business combination or the Company’s liquidation. On January 2, 2008, the Company announced that it would pay its first quarterly distribution of $1,630,791, or $0.0706 per share, on January 15, 2008, to shareholders of record on January 9, 2008. The distribution consisted of interest earned on the Trust Account, less permitted adjustments for interest earned on the deferred underwriting commission of $44,642, and $247,500 relating to the over-allotment option.

The Company will not proceed with a business combination if Public Shareholders owning 35.0% or more of the shares sold in the Public Offering vote against the business combination and exercise their redemption rights. Accordingly, the Company may effect a business combination if Public Shareholders owning up to one share less than 35.0% of the aggregate shares sold in the Public Offering exercise their redemption rights. If this occurred, the Company would be required to redeem for cash up to 8,084,999 shares of common stock, at an expected initial per share redemption price of $10.00. However, the ability of shareholders to receive $10.00 per unit is subject to any valid claims by the Company’s creditors which are not covered by amounts held in the Trust Account or the indemnities provided by the Company’s officers and directors. The expected redemption price per share is greater than each shareholder’s initial pro rata share of the Trust Account of approximately $9.775 per share. Of the excess redemption price, approximately $0.225 per share represents a portion of the underwriters’ contingent fee, which they have agreed to forego for each share that is redeemed. Accordingly, the total deferred underwriting compensation payable to the underwriters in the event of a business combination will be reduced by approximately $0.225 for each share that is redeemed. The balance will be paid from proceeds held in the Trust Account, which are payable to the Company upon consummation of a business combination. Even if less than 35.0% of the shareholders exercise their redemption rights, the Company may be unable to consummate a business combination if such redemption leaves the Company with funds representing less than a fair market value at least equal to 80.0% of the amount in the Trust Account (excluding any deferred underwriting compensation plus interest thereon held for the benefit of Maxim) at the time of such acquisition, which amount is required as a condition to the consummation of the Company’s initial business combination, and the Company may be forced to find additional financing to consummate such a business combination (or a different business combination) or to liquidate.

SEANERGY MARITIME CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006 — (Continued)

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

On May 23, 2007, the Company entered into a seven-month agreement, automatically renewable for an additional one year, for investor relations and financial media support services for a minimum monthly fee of $4,000 before a business combination, or $7,000 after a business combination.

9.	Registration Rights

The holders of the Company’s 5,500,000 issued and outstanding shares immediately prior to the completion of the Public Offering and the holders of the warrants to purchase 16,016,667 shares of common stock acquired in the Private Placement are entitled to registration rights covering the resale of their shares and the resale of their warrants and shares acquired upon exercise of their warrants. The holders of the majority of these shares are entitled to make up to two demands that the Company register their shares, warrants and shares that they are entitled to acquire upon the exercise of warrants. The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these shareholders have certain “piggyback” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. The Company will bear the expenses incurred in connection with the filing of any of the foregoing registration statements.

In the event that a registration statement is not effective at the time of exercise, the holder of such warrant shall not be entitled to exercise such warrant and in no event will the Company be required to net cash settle the warrant exercise. Consequently, the warrants may expire unexercised.

The unit purchase option and its underlying securities have been registered under the registration statement for the Public Offering; however, the option also grants holders demand and “piggy back” registration rights for periods of five years and seven years, respectively, from the date of the Public Offering. These rights apply to all of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities issuable on exercise of the option, other than underwriting commissions incurred and payable by the holders.

SEANERGY MARITIME CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006 — (Continued)

10.	Quarterly Results of Operations (Unaudited)

The following table sets forth unaudited quarterly results of operations for the period from August 15, 2006 (Inception) to December 31, 2006 and for the year ended December 31, 2007. This unaudited quarterly information has been derived from the Company’s unaudited financial statements and, in the Company’s opinion, includes all adjustments, including normal recurring adjustments, necessary for a fair presentation of the information for the periods covered. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2007	2007	2007	2007	2007

Operating expenses	$(2700)	$(405)	$(16,735)	$(427,629)	$(445,039)
Interest income	3,775	2,213	1,121	1,941,083	1,948,192
Interest expense — underwriter	—	—	—	(44,642)	(44,642)
Interest expense — shareholders	(4,315)	(4,498)	(4,448)	—	(13,261)

Net income (loss)	$(810)	$(2,690)	$(20,062)	$1,468,812	$1,445,250

Net income (loss) per common share —
Basic	$(0.00)	$(0.00)	$(0.00)	$0.05	$0.12

Diluted	$(0.00)	$(0.00)	$(0.00)	$0.04	$0.10

Weighted average common shares outstanding —
Basic	6,480,496	5,500,000	6,253,261	28,600,000	11,754,095

Diluted	6,480,496	5,500,000	6,253,261	41,210,513	15,036,283

	Period from		Period from
	August 15,	Three	August 15,
	2006	Months	2006
	(Inception) to	Ended	(Inception) to
	September 30,	December 31,	December 31,
	2006	2006	2006

Operating expenses	$(950)	$(3626)	$(4,576)
Interest income	—	1,028	1,028
Interest expense — shareholders	—	(824)	(824)

Net loss	$(950)	$(3,422)	$(4,372)

Net loss per common share —
Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding —
Basic and diluted	7,264,893	7,264,893	7,264,893

11.	Subsequent Events (Unaudited)

On January 2, 2008, the Company announced that the record date for public shareholders to receive the Company’s first quarterly distribution was January 9, 2008. The distribution, which was paid on January 15, 2008, consisted of interest earned in the Trust Account, subject to certain permitted adjustments, of $1,630,791 in total or $0.0706 per share for such period.

On January 4, 2008, the Company formed a new subsidiary under the laws of the Marshall Islands named Seanergy Merger Corp.