Form 10-Q
period 2008-03-31
SEANERGY MARITIME CORP.
filed 2008-05-12
CIK 1390707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
There were 28,600,000 shares of the Registrant’s common stock issued and outstanding as of May 8, 2008.

Seanergy Maritime Corp. Index to Form 10-Q

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEANERGY MARITIME CORP. AND SUBSIDIARY
(a corporation in the development stage)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,108,993	$2,210,726
Money market funds — held in trust	232,623,770	232,923,020
Prepaid expenses and other current assets	54,702	79,978

Total current assets	$234,787,465	$235,213,724

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$660,530	$587,872
Amounts due to underwriter	5,443,797	5,407,142

Total current liabilities	6,104,327	5,995,014

Common stock subject to possible redemption - 8,084,999 shares at redemption value	80,849,990	80,849,990
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.0001 par value; authorized - 1,000,000 shares; issued - none	—	—
Common stock, $0.0001 par value; authorized - 89,000,000 shares; issued and outstanding - 28,600,000 shares, inclusive of 8,084,999 shares subject to possible redemption	2,860	2,860
Additional paid-in capital	146,924,982	146,924,982
Retained earnings	2,536,097	1,440,878
Shareholder distributions	(1,630,791)	—

Total shareholders’ equity	147,833,148	148,368,720

Total liabilities and shareholders’ equity	$234,787,465	$235,213,724

See accompanying notes to condensed consolidated financial statements.

SEANERGY MARITIME CORP. AND SUBSIDIARY
(a corporation in the development stage)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

			Period from
			August 15, 2006
	Three Months Ended		(Inception) to
	March 31,		March 31, 2008
	2008	2007	(Cumulative)
Operating expenses	$(459,763)	$(270)	$(909,378)
Interest income	1,554,982	3,775	3,459,560
Interest expense — shareholders	—	(4,315)	(14,085)

Net income (loss)	$1,095,219	$(810)	$2,536,097

Net income (loss) per common share —
Basic	$0.04	$(0.00)

Diluted	$0.03	$(0.00)

Weighted average common shares outstanding —
Basic	28,600,000	6,480,496

Diluted	40,896,510	6,480,496

See accompanying notes to condensed consolidated financial statements.

SEANERGY MARITIME CORP. AND SUBSIDIARY
(a corporation in the development stage)
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

			Additional	Retained		Total
	Common Stock		Paid-in	Earnings	Shareholder	Stockholders’
	Shares	Amount	Capital	(Deficit)	Distributions	Equity
Balance, August 15, 2006 (Inception)	—	$—	$—	$—	$—	$—
Sale of shares to founding shareholders at $0.0034 per share	7,264,893	726	24,274	—	—	25,000
Net loss for the period from August 15, 2006 (Inception) to December 31, 2006	—	—	—	(4,372)	—	(4.372)

Balance, December 31, 2006	7,264,893	726	24,274	(4,372)	—	20,628
Shares surrendered and cancelled	(1,764,893)	(176)	176	—	—	—
Sale of shares and warrants in private placement and public offering, net of offering costs of $18,062,268	23,100,000	2,310	227,350,422	—	—	227,352,732
Sale of underwriter’s purchase option	—	—	100	—	—	100
Capital contributed by founding shareholders	—	—	400,000	—	—	400,000
Shares reclassified to “Common stock subject to possible redemption”	—	—	(80,849,990)	—	—	(80,849,990)
Net income for the year ended December 31, 2007	—	—	—	1,445,250	—	1,445,250

Balance, December 31, 2007	28,600,000	2,860	146,924,982	1,440,878	—	148,368,720
Net income for the three months ended March 31, 2008 (Unaudited)	—	—	—	1,095,219	—	1,095,219
Distribution paid to public shareholders at $0.0706 per share (Unaudited)	—	—	—	—	(1,630,791)	(1,630,791)

Balance, March 31, 2008 (Unaudited)	28,600,000	$2,860	$146,924,982	$2,536,097	$(1,630,791)	$147,833,148

See accompanying notes to condensed consolidated financial statements.

SEANERGY MARITIME CORP. AND SUBSIDIARY
(a corporation in the development stage)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			Period from
			August 15,
			2006
			(Inception) to
	Three Months Ended		March 31,
	March 31,		2008
	2008	2007	(Cumulative)
Net income (loss)	$1,095,219	$(810)	$2,536,097
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in —
Prepaid expenses and other current assets	25,276	15,000	(54,702)
Increase (decrease) in —
Accounts payable and accrued expenses	72,658	(3,500)	231,493
Accrued interest payable to shareholders	—	4,316	—

Net cash provided by operating activities	1,193,153	15,006	2,712,888

Cash flows from investing activities:
Increase in trust account from interest earned on funds held in trust	(1,542,386)	—	(3,420,764)
Withdrawals from trust account	1,878,291	—	1,878,291
Funds placed in trust account from offerings	—	—	(231,000,000)

Net cash provided by (used in) investing activities	335,905	—	(232,542,473)

Cash flows from financing activities:
Proceeds from initial sale of common stock	—	—	25,000
Gross proceeds from private placement	—	—	14,415,000
Gross proceeds from public offering	—	—	231,000,000
Distribution to public shareholders	(1,630,791)	—	(1,630,791)
Payment of offering costs	—	(128,715)	(11,870,731)
Proceeds from underwriter’s purchase option	—	—	100
Proceeds from shareholders loans	—	—	350,000
Repayment of shareholders loans	—	—	(450,986)
Advances from shareholders, net	—	25,000	100,986

Net cash provided by (used in) financing activities	(1,630,791)	(103,715)	231,938,578

Net increase (decrease) in cash	(101,733)	(88,709)	2,108,993
Cash at beginning of period	2,210,726	355,938	—

Cash at end of period	$2,108,993	$267,229	$2,108,993

Cash paid for:
Interest	$—	—	$14,086

Supplemental disclosure of non-cash financing activities:
Capital contributed by founding shareholders in the form of legal fees paid	$—	$—	$400,000

Increase in accrued offering costs and placement fees	$—	$286,919	$5,791,537

Shareholder advances converted to notes payable	$—	$—	$100,986

Common stock subject to possible redemption	$—	$—	$80,849,990

Par value of common stock surrendered and cancelled	$—	$—	$176

Fair value of unit purchase option issued to underwriters	$—	$—	$7,390,000

See accompanying notes to condensed consolidated financial statements.

SEANERGY MARITIME CORP. AND SUBSIDIARY
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three Months Ended March 31, 2008 and 2007
1. Basis of Presentation
     The condensed consolidated financial statements of Seanergy Maritime Corp. (the “Company”) at March 31, 2008, for the three months ended March 31, 2008 and 2007, and for the period from August 15, 2006 (inception) to March 31, 2008 (cumulative), are unaudited. In the opinion of management, all adjustments (including normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008 and the results of its operations for the three months ended March 31, 2008 and 2007, and for the period from August 15, 2006 (inception) to March 31, 2008 (cumulative), and its cash flows for the three months ended March 31, 2008 and 2007, and for the period from August 15, 2006 (inception) to March 31, 2008 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2007 has been derived from the Company’s audited financial statements.
     The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.
2. Organization and Proposed Business
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
     At March 31, 2008, the Company had not yet commenced any business operations and is therefore considered a “corporation in the development stage”. All activity through March 31, 2008 related to the Company’s formation and capital raising efforts, as described below. The Company is subject to the risks associated with development stage companies. The Company has selected December 31 as its fiscal year-end.
     The Company’s ability to acquire an operating business was contingent upon obtaining adequate financial resources through a private placement in accordance with Regulation S under the Securities Act of 1933, as amended (“Private Placement”) and a public offering (“Public Offering”, and together with the Private Placement, the “Offerings”), which are discussed in Note 4. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offerings, although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with an operating company. As used herein, a “target business” shall include one or more operating businesses or assets in the maritime shipping industry, or related industries, or a combination thereof, and a “business combination” shall mean the acquisition by the Company of such a target business. There can be no assurances that the Company will be able to successfully effect a business combination.

SEANERGY MARITIME CORP. AND SUBSIDIARY
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three Months Ended March 31, 2008 and 2007
     The Company formed a new wholly-owned subsidiary, Seanergy Merger Corp., under the laws of the Marshall Islands on January 4, 2008.
3. Summary of Significant Accounting Policies
Principles of Consolidation
     The accompanying condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Seanergy Merger Corp. All intercompany balances and transactions have been eliminated in consolidation
Cash Equivalents and Concentrations of Credit Risk
     The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
     The Company maintains its non-trust cash and cash equivalent accounts with a financial institution located in Greece. The balances in such accounts are insured by the Central Bank of Greece up to 20,000 Euros (approximately $31,600 at March 31, 2008). At March 31, 2008, the Company’s uninsured non-trust cash balance amounted to approximately $2,077,400.
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
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have a material effect on the Company’s condensed consolidated financial statements.
     For United States federal income tax purposes, the Company has elected to be classified as a partnership effective January 1, 2007. The Company makes quarterly distributions of interest income earned on the trust account to its Public Shareholders on a pro rata basis (see Note 4). The Company anticipates that substantially all of the funds in the trust account will be invested in tax exempt money market accounts that will generate income, which generally should be exempt from United States federal income tax.

SEANERGY MARITIME CORP. AND SUBSIDIARY
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three Months Ended March 31, 2008 and 2007
Earnings Per Share
     The Company computes earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.
     At March 31, 2008, potentially dilutive securities consisted of outstanding warrants and options to acquire an aggregate of 41,116,667 shares of common stock, as follows, of which options to acquire 1,000,000 shares were anti-dilutive at such date.

Insiders warrants	16,016,667
Public warrants	23,100,000
Underwriters purchase option	2,000,000

Total	41,116,667

     The calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2008 is based on the average of the closing price of the Company’s common stock as quoted on the American Stock Exchange.
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
Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, cash held in trust, prepaid expenses, accounts payable, accrued expenses, due to underwriter, due to shareholders and notes payable to shareholders approximate their respective fair values, due to the short-term nature of these items and the current interest rates payable in relation to current market conditions.
Share-Based Payments
     The Company accounts for share-based payments pursuant to Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments, including grants of employee stock options to employees, to be recognized in the financial statements based on their fair values. The Company adopted SFAS No. 123R on August 15, 2006 (Inception) and expects that it could have a material impact on the Company’s condensed consolidated financial statements to the extent that the Company grants stock-based compensation in future periods.

SEANERGY MARITIME CORP. AND SUBSIDIARY
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three Months Ended March 31, 2008 and 2007
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
Reclassification
     Certain reclassifications have been made to prior period balances to conform to the March 31, 2008 presentation. Such reclassifications did not have any effect on results of operations.
Adoption of New Accounting Policies
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 was effective January 1, 2008.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which

SEANERGY MARITIME CORP. AND SUBSIDIARY
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three Months Ended March 31, 2008 and 2007
the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 was effective January 1, 2008.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its condensed consolidated financial statements, if any, upon adoption of SFAS No. 141(R).
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not yet determined the effect on its condensed consolidated financial statements, if any, upon adoption of SFAS No. 160.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161

SEANERGY MARITIME CORP. AND SUBSIDIARY
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three Months Ended March 31, 2008 and 2007
amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not yet determined the effect on its condensed consolidated financial statements, if any, upon adoption of SFAS No. 161.
4. Private Placement and Public Offering
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
     The Company agreed to pay the underwriters in the Public Offering an underwriting discount of 3.75% of the gross proceeds and upon the consummation of a business combination the underwriters will receive an additional contingent underwriting discount equal to 2.25% of the gross proceeds. With respect to units sold pursuant to the underwriters’ over-allotment option, the underwriters are to receive an underwriting discount of 2.25% of the gross proceeds and upon the consummation of a business combination the underwriters will receive an additional contingent underwriting discount equal to 3.75% of the gross proceeds. With respect to the 23,100,000 units sold on September 28, 2007, the total contingent underwriting discount was $5,362,500. As of March 31, 2008, the amount due to underwriter

SEANERGY MARITIME CORP. AND SUBSIDIARY
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three Months Ended March 31, 2008 and 2007
consisted of the total contingent underwriting discount of $5,362,500, plus $81,297 of accrued interest, as described at Note 9. At December 31, 2007, the amount due to underwriter consisted of the total contingent underwriting discount of $5,362,500, plus $44,642 of accrued interest.
     Pursuant to the underwriting agreement, the Company also paid a 1.0% non-accountable expense allowance, and issued a unit purchase option to Maxim, for $100, to purchase up to a total of 1,000,000 units at $12.50 per unit. Pursuant to the terms of the unit purchase option, under no circumstances will the Company be required to net-cash settle the exercise of the Unit Purchase Option or the underlying warrants. This would be applicable in the event that the Company is not in compliance with its obligation to register and maintain a current registration statement under the Securities Act of 1933, as amended, with respect to the underlying shares of common stock. Accordingly the underlying warrants may never be redeemed and could expire unexercised as a current registration statement covering the underlying shares of common stock is required in either case. Because there is no net-cash settlement, the Company accounted for the fair value of the unit purchase option, inclusive of the receipt of the $100 cash payment, as a cost of the Public Offering, resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of this unit purchase option is approximately $7,390,000 ($7.39 per unit) using a Black- Scholes option-pricing model. The fair value of the unit purchase option granted to Maxim is estimated as of the date of grant using the following assumptions: (1) expected volatility of 100.0%, (2) risk-free interest rate of 5.0% and (3) expected life of 5 years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying warrants and the market price of the units and underlying securities) to exercise the unit purchase option without the payment of any cash. The warrants underlying such units will be exercisable at $6.50 per share.
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

SEANERGY MARITIME CORP. AND SUBSIDIARY
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three Months Ended March 31, 2008 and 2007
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
5. Money Market Funds — Held In trust
     Money market funds — held in trust at March 31, 2008 and December 31, 2007 consist primarily of investments in the BlackRock MuniFund with market values of $232,613,775 and $232,913,036, and annualized tax-exempt yields of 2.72% and 3.16%, respectively.
     The BlackRock MuniFund commenced operations on February 4, 1980, and invests in money market instruments: U.S. state and sub-division tax-exempt obligations with remaining maturities of less than 13 months, bonds rated AA, notes rated SP-1/MIG-1, and variable rate demand notes rated VMIG-1. Certain portions of this investment fund may not be covered by insurance.

SEANERGY MARITIME CORP. AND SUBSIDIARY
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three Months Ended March 31, 2008 and 2007
6. Notes Payable and Due to Shareholders
     On December 14, 2006, the Company issued a series of unsecured promissory notes totaling $350,000 to its Initial Shareholders. The notes bear interest at the rate of 4.0% per annum and were due and payable on the earlier of (i) December 14, 2007 or (ii) the date on which the Company consummated an initial public offering of its securities. The notes, including related accrued interest of $11,219, were paid in full on September 28, 2007.
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
7. Common Stock
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
     On July 6, 2007, the Company approved a resolution to effect a one and one-half-for-one stock split in the form of a stock dividend, which resulted in the issuance of an additional 1,250,000 shares of the Company’s common stock to its shareholders; on August 6, 2007, the Company approved a resolution to effect a one and one-third-for-one stock split in the form of a stock dividend which resulted in the issuance of an additional 1,250,000 shares of the Company’s common stock to its shareholders; and on September 24, 2007, the Company approved a resolution to effect a one and one-tenth-for-one stock split in the form of a stock dividend which resulted in the issuance of an additional 500,000 shares of the Company’s common stock to its shareholders. The Company’s condensed consolidated financial statements and footnotes thereto give retroactive effect to all such stock splits.
     On September 28, 2007, the Initial Shareholders contributed $400,000 to the capital of the Company in the form of legal fees paid on the Company’s behalf.
8. Preferred Stock
     The Company is authorized to issue 1,000,000 shares of preferred stock with a par value $0.0001 per share, with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

SEANERGY MARITIME CORP. AND SUBSIDIARY
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three Months Ended March 31, 2008 and 2007
9. Commitments and Contingencies
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
     On April 1, 2008, the Company announced that it would pay its regular quarterly distribution for the three months ended March 31, 2008, in the amount of $1,542,349, or $0.0668 per share, on April 9, 2008, to shareholders of record on April 15, 2008. The distribution for the three months ended March 31, 2008 consisted of interest earned on the Trust Account, less a permitted adjustment for interest earned on the deferred underwriting commission of $36,653.
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

SEANERGY MARITIME CORP. AND SUBSIDIARY
(a corporation in the development stage)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three Months Ended March 31, 2008 and 2007
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
10. Registration Rights
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under Item 1A “Risk Factors” in our Annual Report filed on Form 10-K on March 31, 2008, and in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.
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
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its condensed consolidated financial statements, if any, upon adoption of SFAS No. 141(R).
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not yet determined the effect on its condensed consolidated financial statements, if any, upon adoption of SFAS No. 160.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not yet determined the effect on its condensed consolidated financial statements, if any, upon adoption of SFAS No. 161.
Adoption of New Accounting Policy
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 was effective January 1, 2008.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 was effective January 1, 2008.
Critical Accounting Policies and Estimates
     The Company prepared the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.
     The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s condensed consolidated financial statements.
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

Dividends.
     The Company made a cash distribution on January 15, 2008 of $1,630,791 in total of $0.0706 per share, consisting of the interest earned on the Trust Account from September 28, 2007 to December 31, 2007. Additionally, the Company made a cash distribution on April 15, 2008 of $1,542,349 in total or $0.0668 per share, consisting of the interest earned on the Trust Account from January 1, 2008 to March 31, 2008. It is anticipated that we will pay dividends on a quarterly basis.
Use of Estimates
     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Results of Operations
Three Months ended March 31, 2008
     We had a net income of $1,095,219 for the three-month period ended March 31, 2008. The net income consisted of interest income of $1,554,982, which was offset by $459,763 of operating expenses.
     Until we enter into a business combination, we will not generate operating revenues.
     For the three months ended March 31, 2008, we incurred operating expenses of $459,763, which consisted of consulting and professional fees of $395,950, rent and office services expense of $22,500, insurance expense of $22,500, investor relations expense of $13,018, and other operating costs of $8,971, which is offset by a foreign exchange adjustment of $3,176.
Three Months ended March 31, 2007
     We incurred a net loss of $810 for the three-month period ended March 31, 2007. The net loss consisted of $270 of operating expenses and $4,315 of interest expense, reduced by interest income of $3,775.
     For the three months ended March 31, 2007, we incurred operating expenses of $270 which consisted of formation costs.
Period from August 15, 2006 (Inception) through March 31, 2008
     We had a net income of $2,536,097 for the period from August 15, 2006 (inception) through March 31, 2008. The net income consisted of $3,459,560 in interest income, which was offset by $909,378 of operating expenses and $14,085 of interest expense.
     Until we enter into a business combination, we will not generate operating revenues.
     For the period from August 15, 2006 (inception) through March 31, 2008, we incurred operating expenses of $909,378, which consisted of consulting and professional fees of $753,901, rent and office services expense of $45,000, insurance expense of $47,497, investor relations expense of $45,984, and other operating costs of $19,949, which is offset by a foreign exchange adjustment of $2,953.

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
ITEM 4. CONTROLS AND PROCEDURES
     An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008, was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     The net proceeds deposited in the Trust Account remain on deposit in the Trust Account earning interest. We had no funds in trust as of March 31, 2007.
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

SEANERGY MARITIME CORP.
May 12, 2008	By:	/s/ Panagiotis Zafet
Panagiotis Zafet
Chief Executive Officer and Co-Chairman of the Board